Form 10-Q
period 2008-06-30
TIAA-CREF Life Insurance CO
filed 2008-09-05
CIK 1429401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period                      to

Commission File Number 333-149714

TIAA-CREF Life Insurance Company

(Exact name of registrant as specified in its charter)

New York	13-3917848
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

730 Third Avenue

New York, N.Y. 10017-3206

(Address of Principal Executive Office, including zip code)

(212) 490-9000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No*

* The Company has only been subject to the reporting requirements of the Securities Exchange Act of 1934 since July 23, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated file ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of September 5, 2008, the registrant had 2,500 common shares, $1,000 par value per share, outstanding, all of which are held by Teachers Insurance and Annuity Association of America.

TIAA-CREF LIFE INSURANCE COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item  1. Unaudited Statutory-Basis Financial Statements

TIAA-CREF LIFE INSURANCE COMPANY

STATUTORY-BASIS STATEMENTS OF ADMITTED ASSETS,

LIABILITIES AND CAPITAL AND SURPLUS

	June 30, 2008	December 31, 2007
	(Unaudited)
	(in thousands)
ADMITTED ASSETS
Bonds	$2,222,459	$2,164,565
Preferred stocks	62,820	62,836
Mortgages	81,506	87,120
Other long term investments	2,003	1,863
Cash, cash equivalents and short-term investments	31,425	61,566
Investment income due and accrued	27,954	28,225
Separate account assets	625,271	695,507
Federal income tax recoverable from TIAA	—	755
Net deferred federal income tax asset	2,259	2,506
Other assets	8,667	10,407

TOTAL ADMITTED ASSETS	$3,064,364	$3,115,350

LIABILITIES, CAPITAL AND SURPLUS
Liabilities
Reserves for life and health, annuities and deposit-type contracts	$2,075,960	$2,043,643
Asset valuation reserve	11,716	10,326
Interest maintenance reserve	2,129	1,229
Separate account liabilities	625,271	694,131
Other liabilities	23,533	33,891

TOTAL LIABILITIES	2,738,609	2,783,220

Capital and Surplus
Capital (2,500 shares of $1,000 par value common stock issued and outstanding)	2,500	2,500
Additional paid-in capital	287,500	287,500
Surplus	35,755	42,130

TOTAL CAPITAL AND SURPLUS	325,755	332,130

TOTAL LIABILITIES, CAPITAL AND SURPLUS	$3,064,364	$3,115,350

See notes to statutory – basis financial statements.

TIAA-CREF LIFE INSURANCE COMPANY

STATUTORY-BASIS STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
REVENUES
Insurance and annuity premiums and other considerations	$41,734	$38,100	$65,889	$81,611
Net investment income	33,301	31,951	63,686	66,083

TOTAL REVENUES	$75,035	$70,051	$129,575	$147,694

EXPENSES
Policy and contract benefits	$34,127	$59,930	$72,226	$139,452
Increase (decrease) in policy and contract reserves	9,638	(38,969)	20,391	(94,730)
Operating expenses	10,939	8,304	20,877	18,997
Transfers to (from) separate accounts, net	7,110	22,598	(904)	54,015
Other, net	5,536	5,861	10,891	12,631

TOTAL EXPENSES	$67,350	$57,724	$123,481	$130,365

Income before federal income tax and net realized capital losses	7,685	12,327	6,094	17,329

Federal income tax expense	1,239	3,846	433	5,478

Net realized capital losses less capital gains taxes, after transfers to interest maintenance reserve	(1,311)	(507)	(11,615)	(465)

NET INCOME (LOSS)	$5,135	$7,974	$(5,954)	$11,386

See notes to statutory – basis financial statements.

TIAA-CREF LIFE INSURANCE COMPANY

STATUTORY-BASIS STATEMENT OF CHANGES IN CAPITAL AND SURPLUS

(Unaudited)

	Capital Stock	Additional Paid-In Capital	Surplus (Deficit)	Total
	(in thousands)
Balance, December 31, 2007	$2,500	$287,500	$42,130	$332,130

Net loss	—	—	(5,954)	(5,954)
Net unrealized capital losses on investments	—	—	(78)	(78)
Change in asset valuation reserve	—	—	(1,391)	(1,391)
Surplus withdrawn from separate account			1,232	1,232
Change in value of seed money in separate account	—	—	(1,376)	(1,376)
Change in net deferred income tax	—	—	627	627
Change in non-admitted assets:
Deferred federal income tax asset	—	—	(874)	(874)
Deferred premium asset limitation	—	—	1,087	1,087
Other	—	—	(152)	(152)
Prior year income (surplus) adjustment	—	—	504	504

Balance, June 30, 2008	$2,500	$287,500	$35,755	$325,755

See notes to statutory – basis financial statements.

TIAA-CREF LIFE INSURANCE COMPANY

STATUTORY-BASIS STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2008	2007
	(in thousands)
CASH FROM OPERATIONS
Insurance and annuity premiums and other considerations	$67,197	$81,017
Miscellaneous income	5,845	5,207
Net investment income	82,137	89,368

Total Receipts	155,179	175,592

Policy and contract benefits	72,732	139,326
Operating expenses	21,646	21,668
Federal income tax (benefit) expense	(1,613)	3,263
Net transfers (from) to separate accounts	(2,506)	54,903

Total Disbursements	90,259	219,160

Net cash from operations	64,920	(43,568)

CASH FROM INVESTMENTS
Proceeds from long-term investments sold, matured, or repaid:
Bonds	389,561	364,676
Stocks	2,700	3,750
Mortgages	8,826	10,278
Miscellaneous proceeds	3	23
Cost of investments acquired:
Bonds	479,307	290,075
Stocks	2,800	11,398
Miscellaneous applications	3,093	736
Net increase in contract loans and premium notes	123	259

Net cash from investments	(84,233)	76,259

CASH FROM FINANCING AND OTHER
Borrowed funds received	5,000	—
Net withdrawals on deposit-type contract funds	(3,508)	(52,961)
Other cash applied	(12,320)	(11,836)

Net cash from financing and other	(10,828)	(64,797)

NET CHANGE IN CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	(30,141)	(32,106)
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD	61,566	113,178

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS, END OF PERIOD	$31,425	$81,072

See notes to statutory – basis financial statements.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

Note 1 – Organization and Operations

TIAA-CREF Life Insurance Company commenced operations as a legal reserve life insurance company under the insurance laws of the State of New York on December 18, 1996, under its former name, TIAA Life Insurance Company, and changed its name to TIAA-CREF Life Insurance Company (“TIAA-CREF Life” or the “Company”) on May 1, 1998. TIAA-CREF Life is a direct wholly-owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA” or the “Parent”), a legal reserve life insurance company established under the insurance laws of the State of New York in 1918. As of June 30, 2008, the Company was licensed in all 50 states and the District of Columbia.

The Company issues non-qualified annuity contracts with fixed and variable components, fixed and variable universal life contracts, funding agreements, term insurance and single premium immediate annuities.

Note 2 – Significant Accounting Policies

Basis of Presentation: The accompanying statutory-basis financial statements are unaudited and have been prepared on the basis of statutory accounting principles (“SAP”) prescribed or permitted by the New York State Insurance Department (the “Department”), a comprehensive basis of accounting that differs from accounting principles generally accepted in the United States (“GAAP”). The Department requires insurance companies domiciled in the State of New York to prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”), subject to any deviation prescribed or permitted by the Department (“New York SAP”).

The accompanying statutory-basis financial statements include all adjustments considered necessary by management to present a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The results reported in the accompanying statutory-basis financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The accompanying unaudited statutory-basis financial statements and these notes should be read in conjunction with the Company’s audited statutory-basis financial statements for the year ended December 31, 2007, included in the Company’s registration statement on Form S-1 (File No. 333-149714), as filed with the Securities and Exchange Commission (“SEC”) on July 18, 2008, and declared effective by the SEC on July 23, 2008. Certain information and disclosures normally included in the notes to statutory-basis financial statements have been condensed or omitted, although management believes that the disclosures contained herein are adequate to make the information presented not misleading.

Recent Accounting Pronouncements: The NAIC promulgates Statutory Accounting Principles primarily through the issuance of Statements of Statutory Accounting Principles (“SSAPs”). The NAIC has not recently adopted any SSAPs that have had or are expected to have a material impact on the Company.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS – (continued)

Note 3 – Long Term Bonds and Preferred Stocks

The cost, estimated fair values and the unrealized gains and losses of long-term bonds and preferred stocks at June 30, 2008, and December 31, 2007, are shown below (in thousands):

June 30, 2008	Cost*	Gross Unrealized		Estimated Fair Value
		Gains	Losses
U.S. Government	$12,477	$1,896	$(2)	$14,371
All Other Governments	4,998	12	—	5,010
Special Revenue & Special Assesment, Non-guaranteed Agencies & Government	357,753	2,870	(14,525)	346,098
Public Utilities	281,554	1,449	(5,019)	277,984
Industrial & Miscellaneous	1,566,585	8,647	(59,695)	1,515,537

Total Bonds	2,223,367	14,874	(79,241)	2,159,000
Preferred Stock	62,820	136	(5,824)	57,132

Total Bonds and Preferred Stock	$2,286,187	$15,010	$(85,065)	$2,216,132

December 31, 2007	Cost*	Gross Unrealized		Estimated Fair Value
		Gains	Losses
U.S. Government	$12,530	$1,957	$—	$14,487
All Other Governments	4,995	—	(20)	4,975
Special Revenue & Special Assesment, Non-guaranteed Agencies & Government	189,336	2,140	(781)	190,695
Public Utilities	162,790	805	(1,688)	161,907
Industrial & Miscellaneous	1,795,362	15,743	(36,480)	1,774,625

Total Bonds	2,165,013	20,645	(38,969)	2,146,689
Preferred Stock	63,186	665	(2,727)	61,124

Total Bonds and Preferred Stock	$2,228,199	$21,310	$(41,696)	$2,207,813

* Amortized cost for bonds and original cost for preferred stocks are presented net of cumulative adjustments for other-than-temporary impairments. The costs exclude valuation adjustments of $908 thousand and $798 thousand as of June 30, 2008, and December 31, 2007, respectively.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS – (continued)

Note 3 – Long Term Bonds and Preferred Stocks (concluded)

Unrealized Losses on Bonds and Preferred Stocks: The cost, gross unrealized losses and estimated fair values for securities, by the length of time that individual securities had been in a continuous unrealized loss position as of June 30, 2008, are shown in the table below (in thousands):

June 30, 2008	Cost*	Gross Unrealized Loss	Estimated Fair Value
Less than twelve months:
Bonds	$1,118,795	$(43,271)	$1,075,524
Preferred Stocks	40,379	(2,945)	37,434

Total less than twelve months	$1,159,174	$(46,216)	$1,112,958

More than twelve months:
Bonds	$285,089	$(35,970)	$249,119
Preferred Stocks	18,966	(2,879)	16,087

Total more than twelve months	304,055	(38,849)	265,206

Total - All bonds and preferred stocks	$1,463,229	$(85,065)	$1,378,164

* Amortized cost for bonds and original cost for preferred stocks are presented net of cumulative adjustments for other-than-temporary impairments.

For the six month period ended June 30, 2008, the categories of securities where the estimated fair value declined and remained below cost for twelve months or greater were concentrated in finance (25.4%), asset-backed securities (22.9%), mortgage-backed securities (19.2%), manufacturing (8.2%), utilities (6.9%) and oil and gas (6.9%). The preceding percentages were calculated as a percentage of the gross unrealized loss. The Company holds eight securities which have been in a continuous unrealized loss position for more than 12 months where the gross unrealized loss was greater than $1 million at June 30, 2008.

Note 4 – Investment Income and Capital Gains and Losses

Net Investment Income: The components of net investment income for the three month and six month periods ended June 30, 2008, and 2007 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Bonds	$29,429	$29,485	$57,937	$60,603
Stocks	871	562	2,287	1,202
Mortgages	958	1,349	2,031	2,915
Cash, cash equivalents and short-term investments	430	1,131	1,182	2,463
Other long-term investments	12	9	23	17
Other liabilities*	(57)	(127)	(122)	(131)

Total gross investment income	31,643	32,409	63,338	67,069
Less investment expenses	(897)	(800)	(1,693)	(1,569)

Net investment income before amortization of net IMR gains	30,746	31,609	61,645	65,500
Amortization of net IMR gains	2,555	342	2,041	583

Net investment income	$33,301	$31,951	$63,686	$66,083

* Derivative instruments are included in other liabilities.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS – (continued)

Note 4 – Investment Income and Capital Gains and Losses (concluded)

Realized Capital Gains and Losses: The net realized capital gains (losses) on sales and redemptions of investments for the three month and six month periods ended June 30, 2008, and 2007 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Bonds	$994	$(126)	$(8,139)	$9
Stocks	(1)	—	(663)	—
Mortgages	3,217	—	3,217	—
Cash, cash equivalents and short-term investments	(1)	—	3	23
Other liabilities*	(2,546)	(432)	(3,093)	(736)

Total before transfers to the IMR	1,663	(558)	(8,675)	(704)
Transfers to the IMR	(2,974)	51	(2,940)	239

Net realized capital losses	$(1,311)	$(507)	$(11,615)	$(465)

* Derivative instruments are included in other liabilities.

Note 5 – Derivative Financial Instruments

The following table summarizes the Company’s derivative instruments outstanding as of June 30, 2008 (in thousands):

	June 30, 2008			December 31, 2007
	Notional	Carrying Value	Estimated Fair Value	Notional	Carrying Value	Estimated Fair Value
Foreign currency swap contracts
Assets	$—	$—	$—	—	$—	$—
Liabilities	—	—	—	6,047	(3,332)	(3,332)

Subtotal	—	—	—	6,047	(3,332)	(3,332)

Interest rate swap contracts
Assets	—	—	—	—	—	—
Liabilities	4,000	(65)	(65)	4,000	(90)	(90)

Subtotal	4,000	(65)	(65)	4,000	(90)	(90)

Total Derivatives
Assets	—	—	—	—	—	—
Liabilities	4,000	(65)	(65)	10,047	(3,422)	(3,422)

Subtotal	$4,000	$(65)	$(65)	10,047	$(3,422)	$(3,422)

The Company’s one foreign currency swap contract outstanding at December 31, 2007, expired on June 4, 2008. The remaining balance consists of one interest rate swap contract.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS – (concluded)

Note 6 – Disclosures About Fair Value of Financial Instruments

The estimated fair value amounts of financial instruments presented in the following table were determined by the Company using market information available as of June 30, 2008, and appropriate valuation methodologies (in thousands):

	June 30, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Bonds	$2,222,459	$2,159,000	$2,164,565	$2,146,689
Preferred Stocks	62,820	57,132	62,836	61,124
Mortgages	81,506	79,939	87,120	87,517
Cash, cash equivalents and short-term investments	31,425	31,425	61,566	61,566
Separate account assets	625,271	625,271	694,131	694,131
Separate account seed money investments	—	—	1,376	1,376
Liabilities
Liability for deposit-type contracts	$855,340	$855,340	$808,995	$808,995
Derivative financial instruments	65	65	3,422	3,422
Separate account liabilities	625,271	625,271	694,131	694,131

The aggregate carrying values and estimated fair values of publicly traded and privately placed bonds at June 30, 2008, were as follows (in thousands):

	June 30, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Publicly traded bonds	$1,740,050	$1,690,091	$1,691,897	$1,676,411
Privately placed bonds	482,409	468,909	472,668	470,278

Total	$2,222,459	$2,159,000	$2,164,565	$2,146,689

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights significant factors influencing the financial position and results of operations of TIAA-CREF Life Insurance Company (referred to in this document as “we,” “our,” “us,” or the “Company”). It should be read in conjunction with the unaudited statutory-basis financial statements and related notes included in Part I, Item 1 of this report and the audited statutory-basis financial statements as of and for the year ended December 31, 2007, and “Potential Risk Factors That May Affect Future Results” included in our registration statement on Form S-1 filed with the SEC on July 18, 2008, and declared effective on July 23, 2008 (“Registration Statement”).

FORWARD-LOOKING STATEMENTS

This discussion reviews our financial condition and results of operations, including our liquidity and capital resources, for the periods covered by the unaudited statutory-basis financial statements included in this report. Historical information is presented and discussed and, where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements included in this section may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions underlying these forward-looking statements, and are based on the current expectations, estimates and projections made by management. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases or expressions with similar meaning. While management believes the assumptions underlying any of its forward-looking statements to be reasonable, such information may be subject to risks and uncertainties which may be difficult to predict or may be beyond management’s control, and we cannot give assurance that such statements will prove to be correct. Refer to “Potential Risk Factors That May Affect Future Results” included in our Registration Statement for more information about the risks that could affect our future results. A copy of our Registration Statement, including exhibits, is available on the internet site of the SEC at http://www.sec.gov.

Given these risks and uncertainties, you should not place undue reliance on management’s forward-looking statements as a prediction of actual results. Additionally, management’s forward-looking statements represent management’s views only as of the date of this report, and management does not undertake any obligation to update, publicly or otherwise, any forward-looking statement, whether as a result of new information, changed assumptions, future events or otherwise.

OUR BUSINESS

Overview

We are a stock life insurance company that commenced operations as a legal reserve life insurance company under the laws of the State of New York on December 18, 1996, under our former name, TIAA Life Insurance Company. We changed our name to TIAA-CREF Life Insurance Company on May 1, 1998. Our headquarters are located at 730 Third Avenue, New York, NY 10017-3206. We are a wholly-owned subsidiary of TIAA. We are subject to regulation by the State of New York Superintendent of Insurance as well as by the insurance regulatory authorities of certain other states and jurisdictions. We are licensed to issue life insurance and annuity products in all 50 states and the District of Columbia.

Our primary products are individual annuities, life insurance and funding agreements; the individual annuities and life insurance products are marketed directly to individuals while the funding agreements are issued directly to states. Our individual products are available to the general public; however, we market primarily to the individuals who own retirement annuities or insurance policies issued by our parent, TIAA. TIAA provides retirement annuities and insurance coverage to more than 3.3 million individuals primarily at 15,000 educational, research and cultural institutions, as well as other nonprofit organizations and certain governmental entities across the United States.

The majority of the services required for our business operations are provided by TIAA and certain of its direct and indirect wholly-owned subsidiaries pursuant to various service, investment management, administrative, selling and distribution agreements. Under these agreements, we reimburse TIAA (and TIAA reimburses its applicable subsidiaries) for all costs associated with providing these services. We believe that such services are efficiently performed in this manner to meet our operational needs and that we, thereby, minimize duplication of costs among TIAA and its subsidiaries. We do not currently have any employees.

Financial Highlights

For the first half of 2008, we recognized a net loss of $6.0 million compared to net income of $11.4 million for the first half of 2007. Our operations were negatively affected by a $2.4 million decrease in our net investment income, resulting from declining interest rates and a slightly reduced level of invested assets. In addition, we recorded $1.7 million of additional ceded reinsurance premiums during the first quarter of 2008. We recognized approximately $11.6 million of net realized losses in the first half of 2008, primarily due to other-than-temporary impairments within our investment portfolio. At June 30, 2008, total assets were approximately $3,064.4 million, and statutory capital and surplus was approximately $325.8 million.

While we continued to avoid significant losses associated within our investment portfolio related to the sub-prime mortgage loan market, the resulting contraction of corporate credit in many fixed income markets produced certain valuation impairments in our investment portfolios. We recognized a number of these impairments as realized losses because we deemed those valuation impairments to be other than temporary. The credit market has been affected by the re-pricing of financial risk within the context of individual security valuations. This re-pricing of risk has been a sharp contrast to the historically low levels of credit spreads that preceded the sharp decline in the sub-prime mortgage loan market during the latter part of 2007. With the market requiring higher yields related to corporate credit, the valuations of existing investments declined in response to market conditions and resulted in the recognition of realized impairment losses during the first half of 2008.

In a challenging period for the financial services industry, premiums for the first half of 2008 of $65.9 million were below premiums of $81.6 million for the first half of 2007, representing a decline of $15.7 million, or 19.2%. The primary driver was the reduced number of customer-requested, Internal Revenue Code (“IRC”) Section 1035 internal tax-free exchanges (“internal tax-free exchanges”). An internal tax-free exchange is when one annuity contract is surrendered to open another annuity contract within the same insurance company or affiliate.

Our Segments

We provide financial services through the production, sale, distribution and administration of individual annuities, life insurance and funding agreements. We operate three business segments, each distinguished by broad product categories and each having a strategic focus. Our segments are Individual Annuities, Life Insurance and Funding Agreements. Total premiums and other considerations by segment for the first six months of 2008 and 2007 are set forth in the following table (in millions).

	For the six months ended June 30,
			Increase/(decrease)
	2008	2007	$	%
Segment
Individual Annuity	$54.6	$69.7	$(15.1)	(21.7%)
Life Insurance	11.3	11.9	(0.6)	(5.0%)
Funding Agreements*	—	—	—	—

Total premiums and other considerations	$65.9	$81.6	$(15.7)	(19.2%)

* The deposits that we receive on funding agreements are recorded as liabilities and are not treated as premiums or as revenue under SAP.

Individual Annuities. We market a variety of individual after-tax annuity contracts. We distribute our annuity products through non-commissioned agents appointed by us. Those agents selling variable annuities and/or modified guaranteed annuities are also registered representatives of our affiliated broker-dealers. We offer both flexible premium deferred annuities and single premium immediate annuities.

Our variable annuities offer contract owners the opportunity to invest in various investment subaccounts of the Separate Accounts, based on the contract owners’ investment allocation decisions, while some of the variable annuities also offer a fixed account option through our General Account, which guarantees principal and a minimum interest rate. The Separate Accounts that support our variable annuities are registered with the SEC as unit investment trusts, and their assets are invested in corresponding portfolios of the TIAA-CREF Life Funds, a Delaware statutory trust registered with the SEC under the Investment Company Act of 1940 (File No. 811-08961) as an open-end management investment company, or in other, non-proprietary funds.

Premiums, which include internal tax-free exchanges, were lower for the first half of 2008 than the first half of 2007 because the dollar value of internal tax-free exchanges decreased significantly from the prior year. The incentive to move accumulations from a contract with a guaranteed low rate fixed account option to a contract with a higher yielding money market subaccount option was no longer as advantageous. Excluding internal tax-free exchanges, premiums for the first half of 2008 were slightly higher than the first half of 2007.

Going forward, we will be marketing two deferred annuities. One will be an annuity product that guarantees principal and a stated interest rate if premiums are held to a maturity date, and the other will be a variable annuity product. We expect that these two deferred annuity products will complement each other to meet contract owners’ risk profiles and to provide contract owners with a variety of variable annuity investment subaccount options and fixed term deposits. We will also be marketing a single premium immediate annuity.

Life Insurance. We distribute and sell term life insurance, universal life insurance and variable universal life insurance products through non-commissioned agents appointed by us. Those agents selling variable insurance products are also registered representatives of our affiliated broker-dealers. Our primary marketing efforts for term life insurance products involve direct mail and an Internet web site to direct potential policyholders to a call center staffed by licensed agents. Our universal life and variable universal life insurance products are also sold through non-commissioned agents. Assets associated with variable universal life insurance policies are held in various investment subaccounts of a Separate Account, based on policyholders’ investment allocation decisions. That Separate Account is registered with the SEC as a unit investment trust, and its assets are invested in the corresponding portfolios of the TIAA-CREF Life Funds or in other, non-proprietary funds.

Life insurance premiums for variable universal life products during the first half of 2008 exceeded premiums for the comparable prior year period. Although variable universal life premiums increased during the first half of 2008, our total net life insurance premiums remained flat during the first half of 2008, compared to the prior year period, primarily due to an offsetting decline in term life insurance premiums.

Funding Agreements. Our Funding Agreements business focuses primarily on providing non-participating flexible premium funding agreements issued from our General Account to support education-related investment and/or savings programs sponsored by various states. Several states sponsor a 529 college savings plan (named after Section 529 of the IRC), and each plan is a tax-advantaged investment and savings program designed to encourage account owners to save for the future higher education expenses of a designated beneficiary. Some states offer a guaranteed option to those investing in the state’s college savings plan. We provide funding agreements to certain states to support their guaranteed option, which guarantees a return of account owners’ principal, with interest. We can also make available a funding agreement to any state that provides a state scholarship program for those seeking higher education. We currently have eight outstanding funding agreements with state-sponsored 529 college savings plans, and existing accumulations remain in the funding agreements previously issued to three other states. We have one funding agreement with a state associated with their state scholarship program.

The liability for our funding agreement business increased by $12.4 million, or 1.5%, from $842.9 million as of December 31, 2007, to $855.3 million as of June 30, 2008. This increase was primarily driven by deposits and investments earnings of $81.4 million exceeding withdrawals of $69.0 million during the first half of 2008. The withdrawals continued to be impacted by the run-off of the funding agreements associated with two states which terminated their contracts in 2006 for new deposits.

KNOWN TRENDS AND UNCERTAINTIES

The various trends that could impact our future results of operations and financial condition include, but are not limited to, general economic conditions, including the interest rate environment and equity market returns, changes in those general economic conditions, and changes in life expectancy trends, which could impact our Individual Annuity and Life Insurance businesses. Additionally, our “Known Trends and Uncertainties,” included in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our Registration Statement, are incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

Our accounting policies require management to make interpretative and valuation judgments and to make estimates based on assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our statutory-basis financial statements. Because the use of assumptions and estimates inherently entails uncertainty, the effects of accounting policies under different conditions could produce results that are significantly different. Additionally, actual amounts may differ from our estimates. Our “Critical Accounting Policies,” included in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our Registration Statement, are incorporated herein by reference.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

The following table sets forth our statutory-basis statements of operations for the periods indicated (in millions, except percentages):

	Three months ended June 30,
			Increase/(decrease)
	2008	2007	$	%
REVENUES
Individual annuity premiums and other considerations	$32.6	$30.1	$2.5	8.3%
Life insurance premiums	9.1	8.0	1.1	13.8%

Total premiums and other considerations	41.7	38.1	3.6	9.4%
Net investment income	33.3	32.0	1.3	4.1%

TOTAL REVENUES	75.0	70.1	4.9	7.0%

EXPENSES
Policy and contract benefits	34.1	59.9	(25.8)	(43.1%)
Increase (decrease) in policy and contract reserves	9.7	(39.0)	48.7	(124.9%)
Operating expenses	10.9	8.3	2.6	31.3%
Transfers to separate accounts, net	7.1	22.6	(15.5)	(68.6%)
Other, net	5.6	6.0	(0.4)	(6.7%)

TOTAL EXPENSES	67.4	57.8	9.6	16.6%

Income before federal income taxes and net realized capital losses	7.6	12.3	(4.7)	(38.2%)
Federal income tax expense	1.2	3.8	(2.6)	(68.4%)
Net realized capital losses, net of taxes and after transfers to the interest maintenance reserve	(1.3)	(0.5)	(0.8)	160.0%

NET INCOME	$5.1	$8.0	$(2.9)	(36.3%)

The individual components of net investment income are presented in the table below (in millions, except percentages):

	Three months ended June 30,
			Increase/(decrease)
	2008	2007	$	%
Bonds	$29.4	$29.5	$(0.1)	(0.3%)
Preferred stocks	0.9	0.6	0.3	50.0%
Mortgages	0.9	1.3	(0.4)	(30.8%)
Cash, cash equivalents and short-term investments	0.4	1.1	(0.7)	(63.6%)
Other liabilities*	—	(0.1)	0.1	(100.0%)

TOTAL GROSS INVESTMENT INCOME	31.6	32.4	(0.8)	(2.5%)
Less investment expenses	(0.9)	(0.8)	(0.1)	12.5%

Net investment income before amortization of net interest maintenance reserve gains (losses)	30.7	31.6	(0.9)	(2.8%)
Amortization of net interest maintenance reserve gains (losses)	2.6	0.4	2.2	550.0%

TOTAL NET INVESTMENT INCOME	$33.3	$32.0	$1.3	4.1%

* Derivative instruments are included in other liabilities.

Total Premiums and Other Considerations. Total premiums and other considerations totaled $41.7 million for the quarter ended June 30, 2008, compared to $38.1 million for the quarter ended June 30, 2007, an increase of $3.6 million, or 9.4%.

Individual annuity premiums and other considerations increased by $2.5 million, or 8.3%, in the quarter ended June 30, 2008, compared to the same period of 2007. The $2.5 million increase was primarily attributable to an increase in our annuity products with fixed account options, partially offset by a decline in our variable annuity products without fixed account options, which was driven by a decrease in internal tax-free exchanges.

Life insurance premiums increased by $1.1 million, or 13.8%, during the quarter ended June 30, 2008, compared to the same period of 2007. The $1.1 million net increase in life insurance premiums was primarily attributable to a $2.7 million increase in our universal life products, partially offset by a decrease of $1.6 million in our direct term life insurance.

Net Investment Income. Net investment income includes gross earnings on investments, investment expenses and amortization of capital gains and losses from the interest maintenance reserve. Net investment income totaled $33.3 million for the quarter ended June 30, 2008, compared to $32.0 million for the quarter ended June 30, 2007, resulting in an increase of $1.3 million, or 4.1%. Contributing to the variance was an increase of $2.2 million in amortization of net capital gains from the interest maintenance reserve. This increase was partially offset by a decrease in investment income on our cash, cash equivalents and short-term investments primarily resulting from a decline in the investment balances and overall decline in interest rates.

Policy and Contract Benefits. Policy and contract benefits, which include income benefit payments, annuity and surrender benefits, interest and adjustments on contracts and death payments, totaled $34.1 million for the quarter ended June 30, 2008, compared to $59.9 million for the quarter ended June 30, 2007, a decrease of $25.8 million, or 43.1%. This decrease was primarily attributable to a $31.0 million decline in surrenders on our individual annuity products in part driven by internal tax-free exchanges, partially offset by a $5.2 million increase in benefit payments.

The $31.0 million year-over-year decline in surrenders of individual annuity products was primarily driven by reduced surrender activity on one of our variable annuity products with fixed account options. As interest rates stabilized relative to other market returns, the portfolio rate on this annuity product became more competitive and, as a result, customer outflows decreased. Partially offsetting the reduced surrender activity on this annuity product was an increase in surrender activity on our variable annuity products without fixed account options due to volatile equity market conditions and the recent economic slowdown.

The increase in benefit payments of $5.2 million was primarily due to increases in term life and annuity benefit payments.

Change in Policy and Contract Reserve. For the quarter ended June 30, 2008, the change in policy and contract reserves was $9.7 million, an increase of $48.7 million compared to the quarter ended June 30, 2007. The $48.7 million increase was primarily attributable to an increase in reserves on one of our variable annuity products with fixed account options, compared to a release of reserves during the quarter ended June 30, 2007. This change was due to the decline in surrender activity for this annuity product, which is discussed in “Policy and Contract Benefits” above.

Net Transfers to Separate Accounts. Net transfers to Separate Accounts of $7.1 million during the quarter ended June 30, 2008, compared to $22.6 million during the quarter ended June 30, 2007, resulted in a decrease of $15.5 million. The year-over-year decline was the result of discretionary contract-holder activity and reflected the volatility and continued negative returns of the equity markets during the second quarter of 2008.

Net Realized Capital Losses. Net realized capital losses are comprised of net gains and losses from sales and redemptions of investments as well as related foreign exchange and write-downs for other-than-temporary impairments of investments. See “Critical Accounting Policies” included in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our Registration Statement for a discussion of our impairment screening process.

Net realized capital losses of $1.3 million during the quarter ended June 30, 2008, were primarily due to other-than-temporary impairment write-downs on our bond and preferred stock portfolios.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

The following table sets forth our statutory-basis statements of operations for the periods indicated (in millions, except percentages):

	Six months ended June 30,
			Increase/(decrease)
	2008	2007	$	%
REVENUES
Individual annuity premiums and other considerations	$54.6	$69.7	$(15.1)	(21.7%)
Life insurance premiums	11.3	11.9	(0.6)	(5.0%)

Total premiums and other considerations	65.9	81.6	(15.7)	(19.2%)
Net investment income	63.7	66.1	(2.4)	(3.6%)

TOTAL REVENUES	129.6	147.7	(18.1)	(12.3%)

EXPENSES
Policy and contract benefits	72.2	139.5	(67.3)	(48.2%)
Increase (decrease) in policy and contract reserves	20.4	(94.7)	115.1	(121.5%)
Operating expenses	20.9	19.0	1.9	10.0%
Transfers (from) to Separate Accounts, net	(0.9)	54.0	(54.9)	(101.7%)
Other, net	10.9	12.6	(1.7)	(13.5%)

TOTAL EXPENSES	123.5	130.4	(6.9)	(5.3%)

Income before federal income taxes and net realized capital losses	6.1	17.3	(11.2)	(64.7%)
Federal income tax expense	0.5	5.5	(5.0)	(90.9%)
Net realized capital losses, net of taxes and after transfers to the interest maintenance reserve	(11.6)	(0.4)	(11.2)	2800.0%

NET (LOSS) INCOME	$(6.0)	$11.4	$(17.4)	(152.6%)

The individual components of net investment income are presented in the table below (in millions, except percentages):

	Six months ended June 30,
			Increase/(decrease)
	2008	2007	$	%
Bonds	$57.9	$60.6	$(2.7)	(4.5%)
Preferred stocks	2.3	1.2	1.1	91.7%
Mortgages	2.0	2.9	(0.9)	(31.0%)
Cash, cash equivalents and short-term investments	1.2	2.5	(1.3)	(52.0%)
Other liabilities*	(0.1)	(0.1)	—	0.0%

TOTAL GROSS INVESTMENT INCOME	63.3	67.1	(3.8)	(5.7%)
Less investment expenses	(1.7)	(1.6)	(0.1)	6.2%

Net investment income before amortization of net interest maintenance reserve gains (losses)	61.6	65.5	(3.9)	(6.0%)
Amortization of net interest maintenance reserve gains (losses)	2.1	0.6	1.5	250.0%

TOTAL NET INVESTMENT INCOME	$63.7	$66.1	$(2.4)	(3.6%)

* Derivative instruments are included in other liabilities.

Total Premiums and Other Considerations. Total premiums and other considerations totaled $65.9 million for the six months ended June 30, 2008, compared to $81.6 million for the six months ended June 30, 2007, a decrease of $15.7 million, or 19.2%.

Individual annuity premiums and other considerations decreased by $15.1 million, or 21.7%, during the first half of 2008, compared to the same period of 2007. The $15.1 million decrease was primarily attributable to a decline in our variable annuity products without fixed account options, resulting from a decrease in internal tax-free exchanges. The decrease in premiums for these variable annuity products was partially offset by an increase in our variable annuity products with fixed account options.

Net Investment Income. Net investment income, which includes gross earnings on investments, investment expenses and amortization of capital gains and losses from the interest maintenance reserve, totaled $63.7 million for the six months ended June 30, 2008, compared to $66.1 million for the six months ended June 30, 2007, resulting in a decrease of $2.4 million, or 3.6%. This decrease in investment income primarily resulted from a decline in the average invested asset balances and overall decline in interest rates during the first six months 2008 as compared to the same period in 2007, partially offset by an increase of $1.5 million in amortization of net capital gains from the interest maintenance reserve.

Policy and Contract Benefits. Policy and contract benefits totaled $72.2 million for the six months ended June 30, 2008, compared to $139.5 million for the six months ended June 30, 2007, a decrease of $67.3 million, or 48.2%. This decrease was primarily attributable to a $73.3 million decline in surrenders on our individual annuity products in part driven by internal tax-free exchanges, partially offset by a $6.0 million increase in benefit payments.

The $73.3 million year-over-year decline in surrenders of individual annuity products was primarily driven by reduced surrender activity on one of our variable annuity products with fixed account options. The portfolio rate on this annuity product became more competitive as interest rates stabilized relative to other market returns, resulting in a decrease in customer outflows. Partially offsetting the reduced surrenders on this annuity product was an increase in surrenders on our variable annuity products without fixed account options due to the volatile equity market conditions and the recent economic slowdown.

The increase in benefit payments of $6.0 million was primarily due to increases in term life, fixed universal life and annuity benefit payments.

Change in Policy and Contract Reserve. Policy and contract reserves increased $20.4 million during the six months ended June 30, 2008, compared to a decrease of $94.7 million during the six months ended June 30, 2007, an increase of $115.1 million. This increase was primarily attributable to an increase in reserves on one of our variable annuity products with fixed account options, compared to a release of reserves during the first half of 2007. This change was due to the decline in surrender activity for this annuity product, which is discussed in “Policy and Contract Benefits” above.

Net Transfers (from) to Separate Accounts. Net transfers from the Separate Accounts of $0.9 million for the six months ended June 30, 2008, compared to net transfers to the Separate Accounts of $54.0 million for the six months ended June 30, 2007, resulted in a decrease of $54.9 million. The year-over-year decline was the result of discretionary contract-holder activity and reflected the volatility and continued negative returns of the equity markets during the second quarter of 2008.

Net Realized Capital Losses. For the six months ended June 30, 2008, net realized capital losses increased by $11.2 million, to $11.6 million, from $0.4 million for the six months ended June 30, 2007. This increase was primarily due to an increase in other-than-temporary impairment write-downs associated with our bond and preferred stock portfolios.

FINANCIAL CONDITION

The following table sets forth our statutory-basis statements of admitted assets, liabilities and capital and surplus (in millions, except percentages):

	June 30, 2008	December 31, 2007	Increase/(decrease)
			$	%
ADMITTED ASSETS
Bonds	$2,222.5	$2,164.6	$57.9	2.7%
Preferred stocks	62.8	62.8	—	0.0%
Mortgages	81.5	87.1	(5.6)	(6.4%)
Other long term investments	2.0	1.9	0.1	5.3%
Cash, cash equivalents and short-term investments	31.4	61.6	(30.2)	(49.0%)
Investment income due and accrued	27.9	28.2	(0.3)	(1.1%)

Invested Assets	2,428.1	2,406.2	21.9	0.9%
Federal income tax recoverable from TIAA	—	0.8	(0.8)	(100.0%)
Net deferred federal income tax asset	2.3	2.5	(0.2)	(8.0%)
Other assets	8.7	10.4	(1.7)	(16.3%)

Total general account assets	2,439.1	2,419.9	19.2	0.8%
Separate account assets	625.3	695.5	(70.2)	(10.1%)

TOTAL ADMITTED ASSETS	$3,064.4	$3,115.4	$(51.0)	(1.6%)

LIABILITIES
Reserves for life and health, annuities and deposit-type contracts	$2,076.0	$2,043.7	$32.3	1.6%
Asset valuation reserve	11.7	10.3	1.4	13.6%
Interest maintenance reserve	2.1	1.2	0.9	75.0%
Other liabilities	23.5	34.0	(10.5)	(30.9%)

Total general account liabilities	2,113.3	2,089.2	24.1	1.2%
Separate account liabilities	625.3	694.1	(68.8)	(9.9%)

TOTAL LIABILITIES	2,738.6	2,783.3	(44.7)	(1.6%)

CAPITAL AND SURPLUS
Capital (2,500 shares of $1,000 par value common stock issued and outstanding)	2.5	2.5	—	0.0%
Additional paid-in capital	287.5	287.5	—	0.0%
Surplus	35.8	42.1	(6.3)	(15.0%)

TOTAL CAPITAL AND SURPLUS	325.8	332.1	(6.3)	(1.9%)

TOTAL LIABILITIES, CAPITAL AND SURPLUS	$3,064.4	$3,115.4	$(51.0)	(1.6%)

Admitted Assets

Total Admitted Assets. Total admitted assets of $3,064.4 million as of June 30, 2008, decreased $51.0 million, or 1.6%, from $3,115.4 million as of December 31, 2007. This decrease was primarily due to a $70.2 million decline in Separate Account assets, offset by a $19.2 million increase in our General Account assets. The $70.2 million decline in the Separate Account assets was primarily driven by depreciation in the underlying investments due to negative equity market performance during the first six months of 2008.

Bonds. As of June 30, 2008, bonds totaled $2,222.5 million compared to $2,164.6 million as of December 31, 2007, an increase of $57.9 million, or 2.7%. Bonds represented 92.6% of our invested asset portfolio, excluding investment income due and accrued, at June 30, 2008. The portfolio consisted of publicly traded bonds of $1,740.1 million and privately placed bonds of $482.4 million as of June 30, 2008.

The following table sets forth our bond portfolio by industry (in millions, except percentages):

	June 30, 2008		December 31, 2007
	Carrying Value	% of Total	Carrying Value	% of Total
Industry Category
Finance and financial services	$412.7	18.6%	$479.0	22.1%
Public utilities	299.2	13.5%	274.0	12.7%
Residential mortgage-backed securities	232.0	10.4%	242.7	11.2%
Manufacturing	255.8	11.5%	243.3	11.2%
Commercial mortgage-backed securities	200.8	9.0%	195.7	9.0%
Communications	137.1	6.2%	163.9	7.6%
Asset-backed securities	178.6	8.0%	133.8	6.2%
Oil and gas	161.5	7.3%	122.0	5.6%
Services	93.5	4.2%	81.2	3.7%
Retail and wholesale trade	72.9	3.3%	73.6	3.4%
Transportation	63.2	2.8%	58.0	2.7%
U.S., Canada and other government	33.6	1.5%	35.9	1.7%
REIT	41.3	1.9%	29.8	1.4%
Mining	26.9	1.2%	17.0	0.8%
Revenue and special obligations	13.4	0.6%	14.7	0.7%

Total	$2,222.5	100%	$2,164.6	100%

The table below sets forth the NAIC Securities Valuation Office (“SVO”) credit quality ratings for our bond portfolio (in millions, except percentages):

	June 30, 2008		December 31, 2007
	Carrying Value	% of Total	Carrying Value	% of Total
NAIC Classes
1	$1,357.3	61.1%	$1,234.4	57.0%
2	829.7	37.3%	876.9	40.5%

Investment grade	2,187.0	98.4%	2,111.3	97.5%

3	18.9	0.9%	38.4	1.8%
4	8.9	0.4%	8.2	0.4%
5	—	0.0%	—	0.0%
6	7.7	0.3%	6.7	0.3%

Below investment grade	35.5	1.6%	53.3	2.5%

Total	$2,222.5	100.0%	$2,164.6	100.0%

Preferred Stock. As of June 30, 2008, the preferred stock portfolio balance of $62.8 million was essentially unchanged compared to December 31, 2007. As of June 30, 2008, preferred stocks represented approximately 2.6% of our invested asset portfolio. Approximately 98.1% of the portfolio was classified as investment grade, and approximately 61.8% of the portfolio was comprised of publicly traded securities. Approximately 43.7% of the June

30, 2008, portfolio balance was comprised of foreign securities. We had no emerging market securities in the portfolio at June 30, 2008.

Mortgages. Mortgages decreased $5.6 million, or 6.4%, to $81.5 million at June 30, 2008, from $87.1 million at December 31, 2007. There were no new acquisitions or impairments in the mortgage loan portfolio during the first six months of 2008. The decrease was primarily the result of the maturity of one mortgage during the quarter ended June 30, 2008, of $4.8 million and scheduled principal payments of $0.8 million.

Cash, Cash Equivalents and Short-Term Investments. These investments totaled $31.4 million as of June 30, 2008, compared to $61.6 million as of December 31, 2007, a decrease of $30.2 million, or 49.0%. The decrease during the first six months of 2008 was driven by more attractive asset spreads on longer term investments. Slowing economic data and a general flight to quality/liquidity were the primary drivers of the spread move.

Separate Account Assets. Total Separate Account assets of $625.3 million as of June 30, 2008, compared to $695.5 million as of December 31, 2007, resulted in a decrease of $70.2 million, or 10.1%. Depreciation of the underlying investment accounts, driven by negative returns in the equity markets during the first six months of 2008, accounted for $66.0 million of the decline. The remainder of the variance was due to fees and other discretionary withdrawals exceeding new premiums.

Liabilities, Capital and Surplus

Total Liabilities. Total liabilities of $2,738.6 million as of June 30, 2008, compared to $2,783.3 million as of December 31, 2007, resulted in a decrease of $44.7 million, or 1.6%. This decrease was due to a decrease in Separate Account liabilities of $68.8 million offset by an increase in General Account liabilities of $24.1 million. The decline in Separate Account liabilities was primarily due to negative performance in the equity markets during the first six months of 2008. The increase in General Account liabilities was primarily caused by an increase in reserves on individual annuity contracts and a $5.0 million increase in our revolving line of credit with TIAA.

Policy and Contract Reserves. Policy and contract reserves of $2,076.0 million as of June 30, 2008, compared to $2,043.7 million as of December 31, 2007, increased $32.3 million, primarily due to interest credited on reserves along with other policyholder activity.

Asset Valuation Reserve (“AVR”). The AVR of $11.7 million as of June 30, 2008, compared to $10.3 million as of December 31, 2007, increased $1.4 million. This increase was primarily due to voluntary contributions during the first six months of 2008 to achieve the maximum AVR reserve objective based on NAIC prescribed statutory accounting guidance.

Interest Maintenance Reserve (“IMR”). The IMR of $2.1 million as of June 30, 2008, increased approximately $0.9 million from December 31, 2007, primarily due to the amortization of net realized interest-related losses previously transferred to IMR.

Separate Account Liabilities. These liabilities, totaling $625.3 million as of June 30, 2008, compared to $694.1 million as of December 31, 2007, decreased $68.8 million, or 9.9%, due to customer transfers and depreciation of the underlying investment accounts, both due to negative returns in the equity markets.

Other Liabilities. Other liabilities consist mainly of inter-company payables, which change primarily due to increased payments made to TIAA for expenses allocated to us.

Capital and Surplus. Capital and surplus totaled $325.8 million as of June 30, 2008, compared to $332.1 million as of December 31, 2007. The $6.3 million decrease in capital and surplus during the first six months of 2008 was primarily due to our net loss of $6.0 million during the first six months of 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have a financial support agreement with TIAA, and, under this agreement, TIAA will provide financial support so that we will have the greater of (a) capital and surplus of $250.0 million, (b) the amount of capital and surplus necessary to maintain our capital and surplus at a level not less than 150% of the NAIC Risk Based Capital model or (c) such other amount as necessary to maintain our financial strength rating at least the same as TIAA’s rating at all times. This agreement is not an evidence of indebtedness or an obligation or liability of TIAA and does not provide any contract owner with recourse to TIAA.

We also maintain a $100.0 million unsecured 364-day revolving line of credit arrangement with TIAA. As of June 30, 2008, $30.0 million of this facility was maintained on a committed basis for which we paid a commitment fee of 3.0 basis points on the unused committed amount. During the first six months of 2008, we made 14 draw downs under this line of credit arrangement, which totaled approximately $34.0 million, of which $5.0 million was outstanding at June 30, 2008. We have no material off-balance sheet arrangements for financing or other purposes.

The following table presents our total adjusted capital, which, as defined by the NAIC, includes the AVR, by period (in millions).

	June 30, 2008	December 31, 2007
Total Adjusted Capital
Total Capital and Surplus	$325.8	$332.1
Asset Valuation Reserve	11.7	10.3

Total Adjusted Capital	$337.5	$342.4

Our total adjusted capital declined by $4.9 million from $342.4 million at December 31, 2007, to $337.5 million at June 30, 2008. The decrease was primarily due to other-than-temporary impairment write-downs on our bond and preferred stock portfolios, which contributed to our net loss of $6.0 million.

Our financial strength (i.e., claims-paying ability) ratings are AAA (Extremely Strong) from Standard and Poor’s, A++ (Superior) from A.M. Best Company, AAA (Exceptionally Strong) from Fitch Ratings, and Aaa (Excellent) from Moody’s Investors Service. Each rating agency independently assigns a rating based on its own independent review and takes into account a variety of factors, which are subject to change, in making its decision. Accordingly, there can be no assurance of the ratings that will be afforded to us in the future. These ratings do not apply to the unit investment trust Separate Accounts because the underlying assets have been allocated to specific Separate Account liabilities and are not available to fund the needs of our General Account.

A significant portion of our General Account investments consist of investment grade publicly-traded bonds, which can be readily converted to cash. We carefully review our liquidity position on an ongoing basis.

The following table illustrates our cash flows provided by or used in operating, investing and financing activities for the following periods (in millions, except percentages):

	For the six months ended June 30,
	2008	2007	Increase/(decrease)
			$	%
Net cash provided by (used in) operations	$64.9	$(43.6)	$108.5	248.9%
Net cash (used in) provided by investments	(84.2)	76.3	(160.5)	210.4%
Net cash used in financing and other	(10.8)	(64.8)	54.0	83.3%

Net change in cash, cash equivalents and short term investments	$(30.1)	$(32.1)	$2.0	6.2%

Total net cash flow provided by operating activities includes premiums and investment income received less benefit payments, expenses and net transfers to (from) Separate Accounts. Cash flow from operating activities is affected by the level of premiums from the sale of our individual annuity and life insurance products, investment income received, expenses paid and customer decisions to move funds into or out of Separate Accounts. As an insurance entity, the positive cash flows generated from premiums received and net investment income earned are often offset by benefits and surrenders paid and customers’ net transfers to Separate Accounts.

The $108.5 million change in net cash provided by (used in) operations between the six months ended June 30, 2008, and the six months ended June 30, 2007, was primarily due to decreases in surrenders on individual annuity contracts and decreases in net transfers to Separate Accounts, partially offset by decreases in premium income and net investment income.

The $160.5 million change in net cash (used in) provided by investments between the six months ended June 30, 2008, and the six months ended June 30, 2007, was primarily due to a $189.2 million increase in bond purchases.

This change was partially offset by a $24.9 million increase in proceeds from bond sales or maturities and an $8.6 million decrease in preferred stock purchases.

The $54.0 million change in net cash used in financing and other between the six months ended June 30, 2008, and the six months ended June 30, 2007, was primarily due to a $49.5 million decrease in net withdrawal activity on deposit-type contracts and a $4.5 million change in other assets and liabilities.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are primarily exposed to market risk through our investment and insurance activities; however, the majority of our investments are carried at amortized cost and not at fair value. The notes to our audited statutory-basis financial statements for the year ended December 31, 2007, included in our Registration Statement contain disclosures about how we determine the carrying values for each major category of investments in our portfolio. Because our investment balances do not generally reflect current fair values, the market risk factors discussed below do not generally have a significant direct impact on our financial position or results of operations unless investment positions are determined to have other-than-temporary impairment.

Our financial position and earnings are indirectly subject to various market risks, including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates and equity price risks. These market risks may impact our prospective earnings on future investments, which may, in turn, affect the interest that we will prospectively credit on our General Account products. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines, cash flow testing under various interest rate scenarios, and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. The primary focus of our asset/liability program is the management of interest rate risk within our insurance operations. This includes monitoring the duration of both investments and insurance liabilities to maintain an appropriate balance between risk and surplus generation for each product category and for our company as a whole.

We believe our asset/liability management programs and procedures and certain product features provide protection against the effects of changes in interest rates under various scenarios. Additionally we believe our asset/liability management programs and procedures provide sufficient liquidity to enable us to fulfill our obligation to pay benefits under our various insurance and deposit contracts. However, our asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors and the effectiveness of our asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

Our investments in bonds, preferred stocks and mortgages are also subject to the following general risks:

•

Financial Risk – The risk, for debt securities, that the issuer will not be able to pay principal and interest when due and, for preferred stock, that the issuer’s current earnings will fall or that its overall financial soundness will decline, reducing the security’s value.

•

Market Risk – The risk that our investments will experience price volatility due to changing conditions in the financial markets and, particularly for debt securities, changes in overall interest rates.

•	Interest Rate Volatility – The risk that interest rate volatility may affect our investment income from future investments.

In addition, mortgage-backed securities, which are included in our bond category, are subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). Included in these mortgage-backed securities are some interest-only securities. If the underlying mortgage assets experience faster than anticipated repayments of principal, we could fail to recoup some or all of our initial investment in these securities, since the original price paid by us was based in part on assumptions regarding the receipt of interest payments. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. If the underlying mortgage assets are repaid later than anticipated, we could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayment depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. The fair value of these securities is also highly sensitive to changes in interest rates. These securities may also be harder to sell than other securities.

As noted in the “Accounting for Investments” in our “Critical Accounting Policies” included in our Registration Statement, the determination of investment impairments utilizes, but is not limited to, a screening process based on the fair values of the investments.

Item 4. Controls and Procedures

a) Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in the our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and participation of the registrant’s management, including our CEO and CFO, we conducted an evaluation of the design effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2008. Based upon the management’s review, our CEO and CFO concluded that our disclosure controls and procedures were designed effectively as of June 30, 2008.

(b) Changes in internal control over financial reporting. There were no changes to our internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.

Item 1A. Risk Factors

Information concerning certain risks and uncertainties appears under the heading “Forward-Looking Statements” in Part I, Item 2 of this report and “Potential Risk Factors That May Affect Future Results” and “Known Trends and Uncertainties” in the Company’s Registration Statement filed with the SEC on July 18, 2008. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this report, there have been no material changes from the risk factors previously disclosed in our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

1.0	Form of Distribution Agreement for the TIAA-CREF Investment Horizon Annuity Contracts between TIAA-CREF Life Insurance Company and TIAA-CREF Individual & Institutional Services, LLC[3]

3.1	Charter of TIAA-CREF Life Insurance Company[1]

3.2	Bylaws of TIAA-CREF Life Insurance Company[2]

4.1	TIAA-CREF Investment Horizon Annuity Contract[3]

4.2	TIAA-CREF Investment Horizon Annuity Application[2]

10.1	Investment Management Agreement dated December 10, 1996, by and between Teachers Insurance and Annuity Association of America and TIAA Life Insurance Company[2]

10.2	Amended and Restated Service Agreement by and between Teachers Insurance and Annuity Association of America and TIAA-CREF Life Insurance Company dated as of January 1, 1999[2]

10.3	Financial Support Agreement between Teachers Insurance and Annuity Association of America on behalf of TIAA-CREF Life Insurance Company dated November 2, 1998[2]

10.4	Tax Allocation Agreement dated January 1, 1998 by and among TIAA Board of Overseers, Teachers Insurance and Annuity Association of America and the direct and indirect subsidiaries of TIAA listed on Schedule A to the Agreement[2]

10.5	Master Independent Contractor Agreement between Teachers Insurance and Annuity Association of America and McCamish Systems, L.L.C. dated March 4, 2005[2]

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, filed December 9, 1998 (File No. 333-61761).
[2]	Incorporated by reference to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, filed June 13, 2008 (File No. 333-149714).
[3]	Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, filed July 18, 2008 (File No. 333-149714).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIAA-CREF LIFE INSURANCE COMPANY

Date: September 5, 2008	By:	/S/ ERIC T. JONES
Eric T. Jones
Chairman, President and Chief Executive Officer (principal executive officer)

Date: September 5, 2008	By:	/S/ LINDA S. DOUGHERTY
Linda S. Dougherty
Vice President and Chief Financial Officer (principal financial officer)