Form 10-Q
period 2008-09-30
TIAA-CREF Life Insurance CO
filed 2008-11-13
CIK 1429401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated file ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 13, 2008, the registrant had 2,500 common shares, $1,000 par value per share, outstanding, all of which are held by Teachers Insurance and Annuity Association of America.

TIAA-CREF LIFE INSURANCE COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Statutory-Basis Financial Statements

TIAA-CREF LIFE INSURANCE COMPANY

STATUTORY-BASIS STATEMENTS OF ADMITTED ASSETS,

LIABILITIES AND CAPITAL AND SURPLUS

	September 30, 2008	December 31, 2007
	(Unaudited)
	(in thousands)
ADMITTED ASSETS
Bonds	$2,153,894	$2,164,565
Preferred stocks	47,867	62,836
Mortgages	81,166	87,120
Other long term investments	5,766	1,863
Cash, cash equivalents and short-term investments	65,723	61,566
Investment income due and accrued	29,264	28,225
Separate account assets	601,119	695,507
Federal income tax recoverable from TIAA	—	755
Net deferred federal income tax asset	2,159	2,506
Other assets	10,629	10,407

TOTAL ADMITTED ASSETS	$2,997,587	$3,115,350

LIABILITIES, CAPITAL AND SURPLUS
Liabilities
Reserves for life and health, annuities and deposit-type contracts	$2,080,946	$2,043,643
Asset valuation reserve	13,711	10,326
Interest maintenance reserve	1,670	1,229
Separate account liabilities	581,320	694,131
Federal income tax payable to TIAA	2,422	—
Other liabilities	26,183	33,891

TOTAL LIABILITIES	2,706,252	2,783,220

Capital and Surplus
Capital (2,500 shares of $1,000 par value common stock issued and outstanding)	2,500	2,500
Additional paid-in capital	287,500	287,500
Surplus	1,335	42,130

TOTAL CAPITAL AND SURPLUS	291,335	332,130

TOTAL LIABILITIES, CAPITAL AND SURPLUS	$2,997,587	$3,115,350

See notes to statutory – basis financial statements.

TIAA-CREF LIFE INSURANCE COMPANY

STATUTORY-BASIS STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
REVENUES
Insurance and annuity premiums and other considerations	$52,426	$47,001	$118,315	$128,612
Net investment income	29,678	30,634	93,364	96,717

TOTAL REVENUES	$82,104	$77,635	$211,679	$225,329

EXPENSES
Policy and contract benefits	$42,856	$48,816	$115,082	$188,268
Increase (decrease) in policy and contract reserves	10,035	(18,914)	30,426	(113,644)
Operating expenses	9,338	10,424	30,215	29,421
Transfers to separate accounts, net	6,331	24,865	5,427	78,880
Other, net	6,205	7,556	17,096	20,187

TOTAL EXPENSES	$74,765	$72,747	$198,246	$203,112

Income before federal income tax and net realized capital losses	7,339	4,888	13,433	22,217
Federal income tax expense (benefit)	2,755	(376)	3,188	5,102
Net realized capital losses less capital gains taxes, after transfers to interest maintenance reserve	(34,827)	(1,330)	(46,442)	(1,795)

NET (LOSS) INCOME	$(30,243)	$3,934	$(36,197)	$15,320

See notes to statutory – basis financial statements.

TIAA-CREF LIFE INSURANCE COMPANY

STATUTORY-BASIS STATEMENT OF CHANGES IN CAPITAL AND SURPLUS

(Unaudited)

	Capital Stock	Additional Paid-In Capital	Surplus (Deficit)	Total
		(in thousands)
Balance, December 31, 2007	$2,500	$287,500	$42,130	$332,130
Net loss	—	—	(36,197)	(36,197)
Net unrealized capital gains on investments	—	—	87	87
Change in asset valuation reserve	—	—	(3,386)	(3,386)
Net surplus contributed to separate account	—	—	(18,768)	(18,768)
Other changes in surplus in separate account	—	—	18,424	18,424
Change in net deferred income tax	—	—	10,783	10,783
Change in non-admitted assets:
Deferred federal income tax asset	—	—	(11,130)	(11,130)
Deferred premium asset limitation	—	—	(960)	(960)
Other	—	—	(153)	(153)
Prior year income (surplus) adjustment	—	—	505	505

Balance, September 30, 2008	$2,500	$287,500	$1,335	$291,335

See notes to statutory – basis financial statements.

TIAA-CREF LIFE INSURANCE COMPANY

STATUTORY-BASIS STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2008	2007
	(in thousands)
CASH FROM OPERATIONS
Insurance and annuity premiums and other considerations	$116,234	$125,974
Miscellaneous income	8,673	8,001
Net investment income	120,395	131,520

Total Receipts	245,302	265,495

Policy and contract benefits	114,868	188,107
Operating expenses	31,182	34,915
Federal income tax expense	11	3,980
Net transfers to separate accounts	24,047	79,599

Total Disbursements	170,108	306,601

Net cash from operations	75,194	(41,106)

CASH FROM INVESTMENTS
Proceeds from long-term investments sold, matured, or repaid:
Bonds	524,161	500,666
Stocks	3,548	7,125
Mortgages	9,167	19,071
Miscellaneous proceeds	3	28
Cost of investments acquired:
Bonds	576,299	390,438
Stocks	2,800	26,658
Mortgages and real estate	—	29
Net miscellaneous applications	6,907	1,252
Net increase in contract loans and premium notes	62	270

Net cash from investments	(49,189)	108,243

CASH FROM FINANCING AND OTHER
Net withdrawals on deposit-type contract funds	(18,112)	(90,256)
Other cash applied	(3,736)	(8,264)

Net cash from financing and other	(21,848)	(98,520)

NET CHANGE IN CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	4,157	(31,383)
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD	61,566	113,178

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS, END OF PERIOD	$65,723	$81,795

See notes to statutory – basis financial statements.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS

Note 1 – Organization and Operations

TIAA-CREF Life Insurance Company commenced operations as a legal reserve life insurance company under the insurance laws of the State of New York on December 18, 1996, under its former name, TIAA Life Insurance Company, and changed its name to TIAA-CREF Life Insurance Company (“TIAA-CREF Life” or the “Company”) on May 1, 1998. TIAA-CREF Life is a direct wholly-owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA” or the “Parent”), a legal reserve life insurance company established under the insurance laws of the State of New York in 1918. As of September 30, 2008, the Company was licensed in all 50 states and the District of Columbia.

The Company issues non-qualified annuity contracts with fixed and variable components, fixed and variable universal life contracts, funding agreements, and term insurance and single premium immediate annuities.

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

Recent Accounting Pronouncements: The NAIC promulgates Statutory Accounting Principles primarily through the issuance of Statements of Statutory Accounting Principles (“SSAPs”). The NAIC has not recently adopted any SSAPs effective for the current accounting period that have had a material impact on the Company.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS – (continued)

Note 3 – Long Term Bonds and Preferred Stocks

The cost, estimated fair values and the unrealized gains and losses of long-term bonds and preferred stocks at September 30, 2008, and December 31, 2007, are shown below (in thousands):

		Gross Unrealized		Estimated Fair Value
September 30, 2008	Cost*	Gains	Losses
U.S. Government	$12,460	$2,025	$—	$14,485
All Other Governments	5,000	—	—	5,000
Special Revenue & Special Assesment, Non-guaranteed Agencies & Government	366,339	1,415	(24,241)	343,513
Public Utilities	300,004	653	(11,118)	289,539
Industrial & Miscellaneous	1,470,884	5,626	(93,937)	1,382,573

Total Bonds	2,154,687	9,719	(129,296)	2,035,110
Preferred Stock	47,867	—	(8,904)	38,963

Total Bonds and Preferred Stock	$2,202,554	$9,719	$(138,200)	$2,074,073

		Gross Unrealized		Estimated Fair Value
December 31, 2007	Cost*	Gains	Losses
U.S. Government	$12,530	$1,957	$—	$14,487
All Other Governments	4,995	—	(20)	4,975
Special Revenue & Special Assesment, Non-guaranteed Agencies & Government	189,336	2,140	(781)	190,695
Public Utilities	162,790	805	(1,688)	161,907
Industrial & Miscellaneous	1,795,362	15,743	(36,480)	1,774,625

Total Bonds	2,165,013	20,645	(38,969)	2,146,689
Preferred Stock	63,186	665	(2,727)	61,124

Total Bonds and Preferred Stock	$2,228,199	$21,310	$(41,696)	$2,207,813

*	Amortized cost for bonds and original cost for preferred stocks are presented net of cumulative adjustments for other-than-temporary impairments. The costs exclude valuation adjustments of $793 thousand and $798 thousand as of September 30, 2008, and December 31, 2007, respectively.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS – (continued)

Note 3 – Long Term Bonds and Preferred Stocks (concluded)

Unrealized Losses on Bonds and Preferred Stocks: The cost, gross unrealized losses and estimated fair values for securities, by the length of time that individual securities had been in a continuous unrealized loss position as of September 30, 2008, are shown in the table below (in thousands):

September 30, 2008	Cost*	Gross Unrealized Loss	Estimated Fair Value
Less than twelve months:
Bonds	$1,391,732	$(78,315)	$1,313,417
Preferred Stocks	27,114	(5,799)	21,315

Total less than twelve months	$1,418,846	$(84,114)	$1,334,732

More than twelve months:
Bonds	$279,364	$(50,981)	$228,383
Preferred Stocks	20,753	(3,105)	17,648

Total more than twelve months	300,117	(54,086)	246,031

Total - All bonds and preferred stocks	$1,718,963	$(138,200)	$1,580,763

December 31, 2007	Cost*	Gross Unrealized Loss	Estimated Fair Value
Less than twelve months:
Bonds	$477,441	$(20,509)	$456,932
Preferred Stocks	29,905	(1,753)	28,152

Total less than twelve months	$507,346	$(22,262)	$485,084

More than twelve months:
Bonds	$728,723	$(18,460)	$710,263
Preferred Stocks	10,017	(974)	9,043

Total more than twelve months	738,740	(19,434)	719,306

Total - All bonds and preferred stocks	$1,246,086	$(41,696)	$1,204,390

*	Amortized cost for bonds and original cost for preferred stocks are presented net of cumulative adjustments for other-than-temporary impairments.

For the nine months ended September 30, 2008, the categories of securities where the estimated fair value declined and remained below cost for twelve months or greater were concentrated in Finance (22.3%), Asset Backed Securities (20.4%), Mortgage Backed Securities (18.9%), Manufacturing (9.1%), Utilities (11.4%) and Oil & Gas (5.3%). The preceding percentages were calculated as a percentage of the gross unrealized loss. The Company holds nine securities which have been in a continuous unrealized loss position for more than 12 months where the gross unrealized loss for each security was greater than $1.0 million at September 30, 2008.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS – (continued)

Note 4 – Investment Income and Capital Gains and Losses

Net Investment Income: The components of net investment income for the three month and nine month periods ended September 30, 2008, and 2007 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Bonds	$28,515	$29,161	$86,452	$89,764
Stocks	1,022	903	3,309	2,105
Mortgages	858	1,297	2,889	4,212
Cash, cash equivalents and short-term investments	263	1,279	1,445	3,742
Other long-term investments	13	11	36	28
Other liabilities*	(20)	(52)	(142)	(183)

Total gross investment income	30,651	32,599	93,989	99,668
Less investment expenses	(672)	(864)	(2,365)	(2,433)

Net investment income before amortization of net IMR gains	29,979	31,735	91,624	97,235
Amortization of net IMR (losses) gains	(301)	(1,101)	1,740	(518)

Net investment income	$29,678	$30,634	$93,364	$96,717

*	Derivative instruments are included in other liabilities.

Realized Capital Gains and Losses: The net realized capital gains (losses) on sales and redemptions and other-than-temporary impairments of investments by portfolio for the three month and nine month periods ended September 30, 2008, and 2007 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Bonds	$(21,495)	$(212)	$(29,634)	$(203)
Stocks	(14,091)	(692)	(14,754)	(692)
Mortgages	(1)	(2,934)	3,216	(2,934)
Cash, cash equivalents and short-term investments	—	6	3	29
Other liabilities*	—	(516)	(3,093)	(1,252)

Total before transfers to the IMR	(35,587)	(4,348)	(44,262)	(5,052)
Transfers to the IMR	760	3,018	(2,180)	3,257

Net realized capital losses	$(34,827)	$(1,330)	$(46,442)	$(1,795)

*	Derivative instruments are included in other liabilities.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS – (continued)

Note 4 – Investment Income and Capital Gains and Losses (concluded)

The net realized capital gains (losses) on sales and redemptions of investments by category for the three month and nine month periods ended September 30, 2008, and 2007 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Losses on sale or maturity	$(11,213)	$(13)	$(5,830)	$(216)
Other-than-temporary impairments	(24,374)	(4,360)	(38,521)	(4,894)
Foreign exchange gains	—	25	89	58

Total before transfers to the IMR	(35,587)	(4,348)	(44,262)	(5,052)
Transfers to the IMR	760	3,018	(2,180)	3,257

Net realized capital losses	$(34,827)	$(1,330)	$(46,442)	$(1,795)

Note 5 – Derivative Financial Instruments

The following table summarizes the Company’s derivative instruments outstanding as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008			December 31, 2007
	Notional	Carrying Value	Estimated Fair Value	Notional	Carrying Value	Estimated Fair Value
Foreign currency swap contracts
Assets	$—	$—	$—	$—	$—	$—
Liabilities	—	—	—	6,047	(3,332)	(3,332)

Subtotal	—	—	—	6,047	(3,332)	(3,332)

Interest rate swap contracts
Assets	—	—	—	—	—	—
Liabilities	4,000	(26)	(26)	4,000	(90)	(90)

Subtotal	4,000	(26)	(26)	4,000	(90)	(90)

Total Derivatives
Assets	—	—	—	—	—	—
Liabilities	4,000	(26)	(26)	10,047	(3,422)	(3,422)

Subtotal	$4,000	$(26)	$(26)	$10,047	$(3,422)	$(3,422)

The Company’s one foreign currency swap contract outstanding at December 31, 2007, expired on June 4, 2008. The remaining balance consists of one interest rate swap contract.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY-BASIS FINANCIAL STATEMENTS – (concluded)

Note 6 – Disclosures About Fair Value of Financial Instruments

The estimated fair value amounts of financial instruments presented in the following table were determined by the Company using market information available as of September 30, 2008 and December 31, 2007, and appropriate valuation methodologies (in thousands):

	September 30, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Bonds	$2,153,894	$2,035,110	$2,164,565	$2,146,689
Preferred Stocks	47,867	38,963	62,836	61,124
Mortgages	81,166	79,939	87,120	87,517
Cash, cash equivalents and short-term investments	65,723	65,723	61,566	61,566
Separate account assets	581,320	581,320	694,131	694,131
Separate account seed money investments	19,799	19,799	1,376	1,376
Liabilities
Liability for deposit-type contracts	$849,545	$849,545	$808,995	$808,995
Derivative financial instruments	26	26	3,422	3,422
Separate account liabilities	581,320	581,320	694,131	694,131

The aggregate carrying values and estimated fair values of publicly traded and privately placed bonds at September 30, 2008 and December 31, 2007, were as follows (in thousands):

	September 30, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Publicly traded bonds	$1,684,882	$1,589,375	$1,691,897	$1,676,411
Privately placed bonds	469,012	445,735	472,668	470,278

Total	$2,153,894	$2,035,110	$2,164,565	$2,146,689

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary products are individual annuities, life insurance and funding agreements; the individual annuities and life insurance products are marketed directly to individuals while the funding agreements are issued directly to states. Our individual products are available to the general public; however, we market primarily to the individuals who own retirement annuities or insurance policies issued by our parent, TIAA. TIAA provides retirement annuities and insurance coverage to more than 3.4 million individuals primarily at 15,000 educational, research and cultural institutions, as well as other nonprofit organizations and certain governmental entities across the United States.

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

Financial Highlights

For the first nine months of 2008, we recognized a net loss of $36.2 million compared to net income of $15.3 million for the first nine months of 2007. Our operations were negatively affected by a $3.3 million decrease in our net investment income, resulting from declining interest rates and a slightly reduced level of invested assets. In addition, we recorded $1.7 million of additional ceded reinsurance premiums during the first quarter of 2008. We recognized approximately $46.4 million of net realized losses during the first nine months of 2008, primarily due to other-than-temporary impairments within our investment portfolio. At September 30, 2008, total assets were approximately $2,997.6 million, and statutory capital and surplus was approximately $291.3 million.

While we continued to avoid significant losses associated within our investment portfolio related directly to the sub-prime mortgage loan market, the resulting contraction of corporate credit in many fixed income markets produced certain valuation impairments in our investment portfolios. We recognized a number of these impairments as realized losses because we deemed those valuation impairments to be other than temporary. The credit market has been affected by the re-pricing of financial risk within the context of individual security valuations. This re-pricing of risk has been a sharp contrast to the historically low levels of credit spreads that preceded the current environment which began to occur during the latter part of 2007. With the market requiring higher yields related to corporate credit, the valuations of existing investments declined in response to market conditions and yielded the recognition of realized impairment losses of $38.5 million during the first nine months of 2008 of which $24.4 million was recognized during the third quarter of 2008.

The deteriorating conditions in the financial and credit markets during the first nine months ended September 30, 2008 had a direct impact on a number of holdings in our investment portfolio. The market deterioration continued subsequent to September 30, 2008. On-going review of our investment portfolio (through November 12, 2008) has indicated approximately $1.5 million of additional net realized losses, including net realized losses on sales of securities and an other-than-temporary impairment on one additional holding.

In a challenging period for the financial services industry, premiums for the first nine months of 2008 of $118.3 million were below premiums of $128.6 million for the first nine months of 2007, representing a decline of $10.3 million, or 8.0%. Policy and contract benefits also declined for the first nine months of 2008 to $115.1 million from $188.3 million for the same prior year period, representing a decrease of $73.2 million. A key driver for both of these declines was a reduced number of customer-requested, Internal Revenue Code (“IRC”) Section 1035 internal tax-free exchanges (“internal tax-free exchanges”). An internal tax-free exchange is when one annuity contract is surrendered to open another annuity contract within the same insurance company or affiliate. The reduction in internal tax-free exchanges was primarily attributable to more competitive interest rates compared to other market returns for the first nine months of 2008 compared to the same period of 2007. The more competitive interest rates resulted in a more competitive portfolio rate for one of our variable annuity products with fixed account options. With a more competitive portfolio rate, the incentive to move accumulations from this product to another variable annuity without fixed account options was no longer as advantageous resulting in the decline of internal tax-free exchanges. The impact of the reduced internal tax-free exchanges was thus twofold; a decline in surrenders on the variable annuity product with fixed account options and a decline in premiums from internal tax-free exchanges for our variable annuity products without fixed account options.

Our Segments

We provide financial services through the production, sale, distribution and administration of individual annuities, life insurance and funding agreements. We operate three business segments, each distinguished by broad product categories and each having a strategic focus. Our segments are Individual Annuities, Life Insurance and Funding Agreements. Total premiums and other considerations by segment for the first nine months of 2008 and 2007 are set forth in the following table (in millions):

	For the nine months ended September 30,
			Increase/(decrease)
	2008	2007	$	%
Segment
Individual Annuity	$97.9	$108.5	$(10.6)	(9.8%)
Life Insurance	20.4	20.1	0.3	1.5%

Total premiums and other considerations	$118.3	$128.6	$(10.3)	(8.0%)

Funding Agreements *	$99.5	$76.9	$22.6	29.4%

Total deposits received	$99.5	$76.9	$22.6	29.4%

*	The deposits that we receive on funding agreements are recorded as liabilities and are not treated as premiums or as revenue under SAP. These liabilities are included in Reserves for Life and Health, Annuities and Deposit-type Contracts.

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

Premiums, which include internal tax-free exchanges, were lower for the first nine months of 2008 than the first nine months of 2007 because the dollar value of internal tax-free exchanges decreased significantly from the prior year. With a more competitive portfolio rate on one of variable annuity products with fixed account options, the incentive to move accumulations from this product to another variable annuity without fixed account options was no longer as advantageous. Excluding internal tax-free exchanges, premiums for the first nine months of 2008 were $11.6 million, or 16.6%, higher than the first nine months of 2007.

During the first nine months of 2008, we began marketing two new deferred annuities. In March 2008, we began offering a deferred annuity product with 47 investment choices, of which ten are TIAA-CREF Life Funds and the other 37 are non-proprietary funds from 13 other investment management companies. This deferred annuity product allows individual investors to accumulate funds on a tax-deferred basis for retirement or other long-term investment purposes, and to receive future payment based on the amount accumulated as lifetime income or through other payment options. In September 2008, we began marketing an annuity product that guarantees principal and a stated interest rate if premiums are held to a maturity date. We expect that these two deferred annuity products will complement each other to meet contract owners’ risk profiles and to provide contract owners with a variety of variable annuity investment subaccount options and fixed term deposits. Additionally, we will continue marketing a single premium immediate annuity.

Life Insurance. We distribute and sell term life insurance, universal life insurance and variable universal life insurance products through non-commissioned agents appointed by us. Those agents selling variable insurance products are also registered representatives of our affiliated broker-dealers. Our primary marketing efforts for term life insurance products involve direct mail and an Internet web site which is designed to direct potential policyholders to a call center staffed by licensed agents. Our universal life and variable universal life insurance products are also sold through non-commissioned agents. Assets associated with variable universal life insurance policies are held in various investment subaccounts of a Separate Account, based on policyholders’ investment allocation decisions. That Separate Account is registered with the SEC as a unit investment trust, and its assets are invested in the corresponding portfolios of the TIAA-CREF Life Funds or in other, non-proprietary funds.

Life insurance premiums for variable universal life products for the first nine months of 2008 increased $2.7 million compared to the same prior year period. Although variable universal life premiums increased during the first nine months of 2008, our total net life insurance premiums remained relatively flat experiencing a slight increase of only $0.3 million for the first nine months of 2008 compared to the prior year period primarily due to an offsetting decline of $2.4 million in term life insurance premiums.

During the first nine months of 2008, we made an organizational change to cease developing new financial intermediary relationships while continuing to maintain existing relationships. We expect this to have a near term impact on life insurance premiums, as a significant portion of new life premiums was attributed to the financial intermediary channel. Our strategy going forward is to increase our focus on our core participant base. New life premiums for next year 2009 are expected to be basically flat relative to 2008.

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

The liability for our funding agreement business increased by $6.6 million, or 0.8%, from $842.9 million as of December 31, 2007, to $849.5 million as of September 30, 2008. This increase was primarily driven by deposits of $106.7 million, investments earnings of $23.3 million and other net changes in reserves of $14.0 million exceeding withdrawals of $124.8 million during the first nine months of 2008. The withdrawals continued to be impacted by the run-off of the funding agreements associated with two states which terminated their contracts for new deposits in 2006.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

The following table sets forth our statutory-basis statements of operations for the periods indicated (in millions, except percentages):

	For the three months ended September 30,
			Increase/(decrease)
	2008	2007	$	%
REVENUES
Individual annuity premiums and other considerations	$43.3	$38.8	$4.5	11.6%
Life insurance premiums	9.1	8.2	0.9	11.0%

Total premiums and other considerations	52.4	47.0	5.4	11.5%
Net investment income	29.7	30.6	(0.9)	(2.9%)

TOTAL REVENUES	82.1	77.6	4.5	5.8%

EXPENSES
Policy and contract benefits	42.9	48.8	(5.9)	(12.1%)
Increase (decrease) in policy and contract reserves	10.1	(19.0)	29.1	(153.2%)
Operating expenses	9.3	10.4	(1.1)	(10.6%)
Transfers to separate accounts, net	6.3	24.9	(18.6)	(74.7%)
Other, net	6.2	7.6	(1.4)	(18.4%)

TOTAL EXPENSES	74.8	72.7	2.1	2.9%

Income before federal income taxes and net realized capital losses	7.3	4.9	2.4	49.0%
Federal income tax expense (benefit)	2.7	(0.4)	3.1	(775.0%)
Net realized capital losses, net of taxes and after transfers to the interest maintenance reserve	(34.8)	(1.4)	(33.4)	2385.7%

NET (LOSS) INCOME	$(30.2)	$3.9	$(34.1)	(874.4%)

The individual components of net investment income are presented in the table below (in millions, except percentages):

	For the three months ended September 30,
			Increase/(decrease)
	2008	2007	$	%
Bonds	$28.5	$29.2	$(0.7)	(2.4%)
Preferred stocks	1.0	0.9	0.1	11.1%
Mortgages	0.8	1.3	(0.5)	(38.5%)
Cash, cash equivalents and short-term investments	0.3	1.3	(1.0)	(76.9%)
Other liabilities*	0.1	(0.1)	0.2	(200.0%)

TOTAL GROSS INVESTMENT INCOME	30.7	32.6	(1.9)	(5.8%)
Less investment expenses	(0.7)	(0.9)	0.2	(22.2%)

Net investment income before amortization of net interest maintenance reserve gains (losses)	30.0	31.7	(1.7)	(5.4%)
Amortization of net interest maintenance reserve losses	(0.3)	(1.1)	0.8	(72.7%)

TOTAL NET INVESTMENT INCOME	$29.7	$30.6	$(0.9)	(2.9%)

*	Derivative instruments are included in other liabilities.

Total Premiums and Other Considerations. Total premiums and other considerations totaled $52.4 million for the quarter ended September 30, 2008, compared to $47.0 million for the quarter ended September 30, 2007, an increase of $5.4 million, or 11.5%.

Individual annuity premiums and other considerations increased by $4.5 million, or 11.6%, for the quarter ended September 30, 2008 compared to the same period of 2007. The $4.5 million increase was primarily attributable to an increase of $5.8 million in our variable annuity products with fixed account options, partially offset by a decline of $1.3 million in our variable annuity products without fixed account options, which was driven by a decrease in internal tax-free exchanges.

Life insurance premiums increased slightly for the quarter ended September 30, 2008, compared to the same period of 2007. The $0.9 million net increase in life insurance premiums was primarily attributable to an increase of $1.3 million in our direct term life insurance partially offset by a $0.4 million decrease in our universal life products.

Net Investment Income. Net investment income includes gross earnings on investments, investment expenses and amortization of capital gains and losses from the interest maintenance reserve. Net investment income totaled $29.7 million for the quarter ended September 30, 2008, compared to $30.6 million for the quarter ended September 30, 2007, resulting in a decrease of $0.9 million, or 2.9%. Contributing to the variance was a $1.7 million decrease in gross investment income which resulted primarily from a decline in the average invested asset balances and overall decline in interest rates during the third quarter of 2008 as compared to the same period in 2007. This decrease was partially offset by a favorable variance in amortization of the interest maintenance reserve of $0.9 million resulting from a decline in amortization of net capital losses.

Policy and Contract Benefits. Policy and contract benefits, which include income benefit payments, annuity and surrender benefits, interest and adjustments on contracts and death payments, totaled $42.9 million for the quarter ended September 30, 2008, compared to $48.8 million for the quarter ended September 30, 2007, a decrease of $5.9 million, or 12.1%. This decrease was primarily attributable to a $6.5 million decline in surrenders on our individual annuity products in part driven by internal tax-free exchanges, partially offset by a $0.6 million increase in benefit payments.

The $6.5 million year-over-year decline in surrenders of individual annuity products was primarily driven by reduced surrender activity of $20.0 million on one of our variable annuity products with fixed account options. Compared to the third quarter of 2007, interest rates for the third quarter of 2008 were more competitive relative to other market returns which produced a more competitive portfolio rate on this annuity product and resulted in a decrease of customer outflows. Partially offsetting the reduced surrender activity on this variable annuity product was an increase in surrender activity of $13.5 million on our variable annuity products without fixed account options primarily due to volatile equity market conditions and the recent economic slowdown.

The increase in benefit payments of $0.6 million was primarily due to increases in term life and annuity benefit payments.

Change in Policy and Contract Reserve. For the quarter ended September 30, 2008, the change in policy and contract reserves was $10.1 million, an increase of $29.1 million compared to the quarter ended September 30, 2007. The $29.1 million increase was primarily attributable to an increase in reserves on one of our variable annuity products with fixed account options, compared to a release of reserves during the quarter ended September 30, 2007. This change was due to the decline in surrender activity for this variable annuity product, which is discussed in “Policy and Contract Benefits” above.

Net Transfers to Separate Accounts. Net transfers to Separate Accounts of $6.3 million during the quarter ended September 30, 2008, compared to $24.9 million during the quarter ended September 30, 2007, resulted in a decrease of $18.6 million. The year-over-year decline was the result of discretionary contract-holder activity and reflected the volatility and continued negative returns of the equity markets during the third quarter of 2008.

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

For the quarter ended September 30, 2008, net realized capital losses (after the transfer of interest-related capital losses to the interest maintenance reserve (“IMR”) of $0.8 million and $3.0 million for the third quarter of 2008 and 2007, respectively), increased by $33.4 million, to $34.8 million, from $1.4 million for the quarter ended September 30, 2007. Contributing to this increase was a $20.0 million increase in other-than-temporary impairment write-downs associated with our invested asset portfolios and a $13.9 million increase in losses from sales and redemptions of investments, partially offset by an increase in foreign exchange gains of $2.7 million.

Nine months Ended September 30, 2008, Compared to Nine months Ended September 30, 2007

The following table sets forth our statutory-basis statements of operations for the periods indicated (in millions, except percentages):

	For the nine months ended September 30,
			Increase/(decrease)
	2008	2007	$	%
REVENUES
Individual annuity premiums and other considerations	$97.9	$108.5	$(10.6)	(9.8%)
Life insurance premiums	20.4	20.1	0.3	1.5%

Total premiums and other considerations	118.3	128.6	(10.3)	(8.0%)
Net investment income	93.4	96.7	(3.3)	(3.4%)

TOTAL REVENUES	211.7	225.3	(13.6)	(6.0%)

EXPENSES
Policy and contract benefits	115.1	188.3	(73.2)	(38.9%)
Increase (decrease) in policy and contract reserves	30.5	(113.7)	144.2	(126.8%)
Operating expenses	30.2	29.4	0.8	2.7%
Transfers to separate accounts, net	5.4	78.9	(73.5)	(93.2%)
Other, net	17.1	20.2	(3.1)	(15.3%)

TOTAL EXPENSES	198.3	203.1	(4.8)	(2.4%)

Income before federal income taxes and net realized capital losses	13.4	22.2	(8.8)	(39.6%)
Federal income tax expense	3.2	5.1	(1.9)	(37.3%)
Net realized capital losses, net of taxes and after transfers to the interest maintenance reserve	(46.4)	(1.8)	(44.6)	2477.8%

NET (LOSS) INCOME	$(36.2)	$15.3	$(51.5)	(336.6%)

The individual components of net investment income are presented in the table below (in millions, except percentages):

	For the nine months ended September 30,
			Increase/(decrease)
	2008	2007	$	%
Bonds	$86.5	$89.8	$(3.3)	(3.7%)
Preferred stocks	3.3	2.1	1.2	57.1%
Mortgages	2.9	4.2	(1.3)	(31.0%)
Cash, cash equivalents and short-term investments	1.4	3.7	(2.3)	(62.2%)
Other liabilities*	(0.1)	(0.2)	0.1	(50.0%)

TOTAL GROSS INVESTMENT INCOME	94.0	99.6	(5.6)	(5.6%)
Less investment expenses	(2.4)	(2.4)	—	0.0%

Net investment income before amortization of net interest maintenance reserve gains (losses)	91.6	97.2	(5.6)	(5.8%)
Amortization of net interest maintenance reserve gains (losses)	1.7	(0.5)	2.2	(440.0%)

TOTAL NET INVESTMENT INCOME	$93.3	$96.7	$(3.4)	(3.5%)

*	Derivative instruments are included in other liabilities.

Total Premiums and Other Considerations. Total premiums and other considerations totaled $118.3 million for the first nine months of 2008, compared to $128.6 million for the first nine months of 2007, a decrease of $10.3 million, or 8.0%.

Individual annuity premiums and other considerations decreased by $10.6 million, or 9.8%, during the first nine months of 2008 compared to the same period of 2007. The $10.6 million decrease was primarily attributable to a $23.6 million decline in our variable annuity products without fixed account options, resulting from a decrease in internal tax-free exchanges. The decrease in premiums for these variable annuity products was partially offset by an increase of $13.0 million in our variable annuity products with fixed account options.

Life insurance premiums increased slightly for the first nine months of 2008, compared to the same period of 2007. The $0.3 million net increase in life insurance premiums was primarily attributable to an increase of $2.8 million in our universal life products partially offset by a $2.5 million decrease in our direct term life insurance.

Net Investment Income. Net investment income, which includes gross earnings on investments, investment expenses and amortization of capital gains and losses from the interest maintenance reserve, totaled $93.3 million for the first nine months of 2008, compared to $96.7 million for the first nine months of 2007, resulting in a decrease of $3.4 million, or 3.5%. This decrease in investment income primarily resulted from a decline in the average invested asset balances and overall decline in interest rates during the first nine months 2008 as compared to the same period in 2007, partially offset by an increase of $2.2 million in amortization of net capital gains from the interest maintenance reserve.

Policy and Contract Benefits. Policy and contract benefits totaled $115.1 million for the first nine months of 2008, compared to $188.3 million for the first nine months of 2007, a decrease of $73.2 million, or 38.9%. This decrease was primarily attributable to a $79.9 million decline in surrenders on our individual annuity products in part driven by a reduction in internal tax-free exchanges, partially offset by a $6.7 million increase in benefit payments.

The $79.9 million year-over-year decline in surrenders of individual annuity products was primarily driven by reduced surrender activity of $99.8 million on one of our variable annuity products with fixed account options. During the first nine months of 2008, the portfolio rate on this variable annuity product became more competitive as interest rates became more competitive relative to other market returns, resulting in a decrease in customer outflows. Partially offsetting the reduced surrenders on this variable annuity product was an increase in surrenders of $19.9 million on our variable annuity products without fixed account options due to the volatile equity market conditions and the recent economic slowdown.

The increase in benefit payments of $6.7 million was primarily due to increases in term life, fixed universal life and annuity benefit payments.

Change in Policy and Contract Reserve. Policy and contract reserves increased $30.5 million during first nine months of 2008, compared to a decrease of $113.7 million during the first nine months of 2007, which resulted in a year-over-year increase of $144.2 million. This increase was primarily attributable to an increase in reserves on one of our variable annuity products with fixed account options, compared to a release of reserves during the first nine months of 2007. This change was due to the decline in surrender activity for this variable annuity product, which is discussed in “Policy and Contract Benefits” above.

Net Transfers to Separate Accounts. Net transfers to the Separate Accounts of $5.4 million for the first nine months of 2008, compared to $78.9 million for the same prior year period, resulted in a decrease of $73.5 million. The year-over-year decline was the result of discretionary contract-holder activity and reflected the volatility and continued negative returns of the equity markets during the first nine months of 2008.

Net Realized Capital Losses. Net realized capital losses (after the transfer to the IMR of interest-related capital gains of $2.1 million and losses of $3.3 million for the first nine months of 2008 and 2007, respectively) increased by $44.6 million, to $46.4 million for the first nine months of 2008, from $1.8 million for the same prior year period. This increase was primarily due to a $33.6 million increase in other-than-temporary impairment write-downs associated with our invested asset portfolios resulting from the deteriorating conditions in the financial and credit markets. Also contributing to the increase in net realized losses was a $5.6 million increase in losses from the sales and redemptions of investments.

FINANCIAL CONDITION

The following table sets forth our statutory-basis statements of admitted assets, liabilities and capital and surplus (in millions, except percentages):

	September 30, 2008	December 31, 2007	Increase/(decrease)
			$	%
ADMITTED ASSETS
Bonds	$2,153.9	$2,164.6	$(10.7)	(0.5%)
Preferred stocks	47.9	62.8	(14.9)	(23.7%)
Mortgages	81.1	87.1	(6.0)	(6.9%)
Other long term investments	5.8	1.9	3.9	205.3%
Cash, cash equivalents and short-term investments	65.7	61.6	4.1	6.7%
Investment income due and accrued	29.2	28.2	1.0	3.5%

Invested Assets	2,383.6	2,406.2	(22.6)	(0.9%)
Federal income tax recoverable from TIAA	—	0.8	(0.8)	(100.0%)
Net deferred federal income tax asset	2.2	2.5	(0.3)	(12.0%)
Other assets	10.6	10.4	0.2	1.9%

Total general account assets	2,396.4	2,419.9	(23.5)	(1.0%)
Separate account assets	601.1	695.5	(94.4)	(13.6%)

TOTAL ADMITTED ASSETS	$2,997.5	$3,115.4	$(117.9)	(3.8%)

LIABILITIES
Reserves for life and health, annuities and deposit-type contracts	$2,080.9	$2,043.7	$37.2	1.8%
Asset valuation reserve	13.7	10.3	3.4	33.0%
Interest maintenance reserve	1.7	1.2	0.5	41.7%
Federal income tax payable to TIAA	2.4	—	2.4	—
Other liabilities	26.2	34.0	(7.8)	(22.9%)

Total general account liabilities	2,124.9	2,089.2	35.7	1.7%
Separate account liabilities	581.3	694.1	(112.8)	(16.3%)

TOTAL LIABILITIES	2,706.2	2,783.3	(77.1)	(2.8%)

CAPITAL AND SURPLUS
Capital (2,500 shares of $1,000 par value common stock issued and outstanding)	2.5	2.5	—	0.0%
Additional paid-in capital	287.5	287.5	—	0.0%
Surplus	1.3	42.1	(40.8)	(96.9%)

TOTAL CAPITAL AND SURPLUS	291.3	332.1	(40.8)	(12.3%)

TOTAL LIABILITIES, CAPITAL AND SURPLUS	$2,997.5	$3,115.4	$(117.9)	(3.8%)

Admitted Assets

Total Admitted Assets. Total admitted assets of $2,997.5 million as of September 30, 2008, decreased $117.9 million, or 3.8%, from $3,115.4 million as of December 31, 2007. This decrease was primarily due to a $94.4 million decline in Separate Account assets and a $23.5 million decrease in General Account assets. The $94.4 million decline in the Separate Account assets during the first nine months of 2008 was primarily driven by depreciation in the underlying investments due to negative equity market performance partially offset by seed money contributed for the new annuity product that guarantees principal and a stated interest rate if premiums are held to a maturity date.

Bonds. As of September 30, 2008, bonds totaled $2,153.9 million compared to $2,164.6 million as of December 31, 2007, a decrease of $10.7 million, or 0.5%. Bonds represented 91.5% of our invested asset portfolio, excluding investment income due and accrued, at September 30, 2008. The portfolio consisted of publicly traded bonds of $1,684.9 million and privately placed bonds of $469.0 million as of September 30, 2008. During the first nine months of 2008, write-downs on bonds resulting from impairments that are considered to be other-than-temporary were $26.3 million.

The following table sets forth our bond portfolio by industry (in millions, except percentages):

	September 30, 2008		December 31, 2007
Industry Category	Carrying Value	% of Total	Carrying Value	% of Total
Finance and financial services	$381.8	17.7%	$479.0	22.1%
Public utilities	317.7	14.8%	274.0	12.7%
Residential mortgage-backed securities	227.8	10.6%	242.7	11.2%
Manufacturing	259.7	12.1%	243.3	11.2%
Commercial mortgage-backed securities	168.3	7.8%	195.7	9.0%
Communications	126.9	5.9%	163.9	7.6%
Asset-backed securities	180.5	8.4%	133.8	6.2%
Oil and gas	147.5	6.9%	122.0	5.6%
Services	93.4	4.3%	81.2	3.7%
Retail and wholesale trade	69.7	3.2%	73.6	3.4%
Transportation	63.1	2.9%	58.0	2.7%
U.S., Canada and other government	33.2	1.5%	35.9	1.7%
REIT	41.3	1.9%	29.8	1.4%
Mining	29.9	1.4%	17.0	0.8%
Revenue and special obligations	13.1	0.6%	14.7	0.7%

Total	$2,153.9	100.0%	$2,164.6	100%

The table below sets forth the NAIC Securities Valuation Office (“SVO”) credit quality ratings for our bond portfolio (in millions, except percentages):

	September 30, 2008		December 31, 2007
NAIC Classes	Carrying Value	% of Total	Carrying Value	% of Total
1	$1,346.0	62.5%	$1,234.4	57.0%
2	753.1	35.0%	876.9	40.5%

Investment grade	2,099.1	97.5%	2,111.3	97.5%

3	23.3	1.1%	38.4	1.8%
4	11.1	0.5%	8.2	0.4%
5	—	0.0%	—	0.0%
6	20.4	0.9%	6.7	0.3%

Below investment grade	54.8	2.5%	53.3	2.5%

Total	$2,153.9	100.0%	$2,164.6	100.0%

Preferred Stock. As of September 30, 2008, the preferred stock portfolio balance of $47.9 million declined $14.9 million, or 23.7%, from the December 31, 2007 balance of $62.8 million. As of September 30, 2008, preferred stocks represented approximately 2.0% of our invested asset portfolio. Approximately 98.2% of the portfolio was classified as investment grade, and approximately 54.9% of the portfolio was comprised of publicly traded securities. Approximately 53.3% of the September 30, 2008, portfolio balance was comprised of foreign securities. We had no emerging market securities in the portfolio at September 30, 2008. During the first nine months of 2008, write-downs on preferred stock resulting from impairments that are considered to be other-than-temporary were $12.2 million.

Mortgages. Mortgages decreased $6.0 million, or 6.9%, to $81.1 million at September 30, 2008, from $87.1 million at December 31, 2007. There were no new acquisitions or impairments in the mortgage loan portfolio during the first nine months of 2008. The decrease was primarily the result of the maturity of one mortgage during the second quarter of 2008, of $4.8 million, and scheduled principal payments of $1.2 million.

Cash, Cash Equivalents and Short-Term Investments. These investments totaled $65.7 million as of September 30, 2008, compared to $61.6 million as of December 31, 2007, an increase of $4.1 million, or 6.7%. The increase in cash, cash equivalents and short-term investments was driven by a combination of higher maturities and restrained investment activity. During the third quarter of 2008, we made the tactical decision to maintain increased liquidity in response to extremely high market volatility and as a hedge against increased and/or unexpected liquidations/redemptions.

Separate Account Assets. Total Separate Account assets of $601.1 million as of September 30, 2008, compared to $695.5 million as of December 31, 2007, resulted in a decrease of $94.4 million, or 13.6%. Contributing to the decrease was the depreciation of the underlying investment accounts, driven by negative returns in the equity markets during the first nine months of 2008, of $115.6 million. This decrease was partially offset by $5.6 million of net discretionary new premiums exceeding withdrawals and net contribution of seed money of $18.8 million.

Liabilities, Capital and Surplus

Total Liabilities. Total liabilities of $2,706.2 million as of September 30, 2008, compared to $2,783.3 million as of December 31, 2007, resulted in a decrease of $77.1 million, or 2.8%. This decrease was due to a decline in Separate Account liabilities of $112.8 million offset by an increase in General Account liabilities of $35.7 million. The decline in Separate Account liabilities resulted primarily from negative performance in the equity markets during the first nine months of 2008. The increase in General Account liabilities was primarily caused by an increase in reserves on individual annuity contracts and individual life.

Policy and Contract Reserves. Policy and contract reserves of $2,080.9 million as of September 30, 2008, compared to $2,043.7 million as of December 31, 2007, increased $37.2 million, primarily due to increases in policyholder’s reserves of $30.5 million and deposit-type contract liabilities of $6.7 million. The $30.5 million increase in policyholder’s reserves was driven by interest credited on reserves partially offset by policyholder benefit payments exceeding net premiums. The $6.7 million increase in deposit-type liabilities was driven by deposits and investment earnings exceeding redemptions during the first nine months of 2008.

Asset Valuation Reserve(“AVR”). The AVR of $13.7 million as of September 30, 2008, compared to $10.3 million as of December 31, 2007, increased $3.4 million. This increase was primarily due to voluntary contributions during the first nine months of 2008 to achieve the AVR reserve objective based on NAIC prescribed statutory accounting guidance.

Interest Maintenance Reserve (“IMR”). The IMR of $1.7 million as of September 30, 2008, increased approximately $0.5 million from December 31, 2007, primarily due to the amortization of net realized interest-related losses previously transferred to IMR.

Separate Account Liabilities. These liabilities, totaling $581.3 million as of September 30, 2008, compared to $694.1 million as of December 31, 2007, decreased $112.8 million, or 16.3%, due to customer transfers and depreciation of the underlying investment accounts, both due to negative returns in the equity markets.

Other Liabilities. Other liabilities consist mainly of inter-company payables, which change primarily due to increased payments made to TIAA for expenses allocated to us.

Capital and Surplus. Capital and surplus totaled $291.3 million as of September 30, 2008, compared to $332.1 million as of December 31, 2007. The $40.8 million decrease in capital and surplus was primarily due to our net loss of $36.2 million during the first nine months of 2008.

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

We also maintain a $100.0 million unsecured 364-day revolving line of credit arrangement with TIAA. As of September 30, 2008, $30.0 million of this facility was maintained on a committed basis for which we paid a commitment fee of 3.0 basis points on the unused committed amount. During the first nine months of 2008, we made 14 draw downs under this line of credit arrangement, which totaled approximately $34.0 million, of which no amount was outstanding at September 30, 2008. We have no material off-balance sheet arrangements for financing or other purposes.

The following table presents our total adjusted capital, which, as defined by the NAIC, includes the AVR, by period (in millions).

	September 30, 2008	December 31, 2007
Total Adjusted Capital
Total Capital and Surplus	$291.3	$332.1
Asset Valuation Reserve	13.7	10.3

Total Adjusted Capital	$305.0	$342.4

Our total adjusted capital declined by $37.4 million from $342.4 million at December 31, 2007, to $305.0 million at September 30, 2008. The decrease was primarily due to other-than-temporary impairment write-downs on our bond and preferred stock portfolios, which contributed to our net loss of $36.2 million.

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

The following table illustrates our cash flows provided by or used in operating, investing and financing activities for the following periods (in millions, except percentages):

	For the nine months ended September 30,
			Increase/(decrease)
	2008	2007	$	%
Net cash provided by (used in) operations	$75.2	$(41.1)	$116.3	283.0%
Net cash (used in ) provided by investments	(49.2)	108.2	(157.4)	145.5%
Net cash used in financing and other	(21.8)	(98.5)	76.7	77.9%

Net change in cash, cash equivalents and short term investments	$4.2	$(31.4)	$35.6	113.4%

Total net cash flow provided by operations includes premiums and investment income received less benefit payments, expenses and net transfers to (from) Separate Accounts. Cash flow from operations is affected by the level of premiums from the sale of our individual annuity and life insurance products, investment income received, expenses paid and customer decisions to move funds into or out of Separate Accounts. As an insurance entity, the positive cash flows generated from premiums received and net investment income earned are often offset by benefits and surrenders paid and customers’ net transfers to Separate Accounts.

The net cash provided by operations was $75.2 million for the first nine months of 2008 compared to net cash used by operations of $41.1 million for the first nine months of 2007. The $116.3 million increase in net cash provided by operations was primarily due to decreases in surrenders on individual annuity contracts and decreases in net transfers to Separate Accounts, partially offset by decreases in premium income and net investment income.

Net cash used by investments increased $157.4 million to net cash used of $49.2 million for the first nine months of 2008 from net cash provided of $108.2 million for the same period in 2007. The increase in cash used by investments primarily resulted from net increases in purchases of investments of $162.0 million and net miscellaneous applications of $5.6 million partially offset by a net increase in proceeds from long-term investments sold, matured or repaid of $10.0 million.

The $76.7 million decline in net cash used in financing and other between the first nine months of 2008 and the first nine months of 2007 was primarily due to a $72.2 million decrease in net withdrawal activity on deposit-type contracts and a decline of $4.5 million in other cash applied.

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

We believe our asset/liability management programs and procedures and certain product features provide protection against the effects of changes in interest rates under various scenarios. Additionally, we believe our asset/liability management programs and procedures provide sufficient liquidity to enable us to fulfill our obligation to pay benefits under our various insurance and deposit contracts. However, our asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors and the effectiveness of our asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

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

a) Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and participation of the registrant’s management, including our CEO and CFO, we conducted an evaluation of the design effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2008. Based upon the management’s review, our CEO and CFO concluded that our disclosure controls and procedures were designed effectively as of September 30, 2008.

(b) Changes in internal control over financial reporting. There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

Changes to Board of Directors

Effective November 13, 2008, Russell Noles and Patrick Kennedy were appointed by TIAA-CREF Life to serve on its Board of Directors and as members of the Board’s Audit Committee, with Mr. Noles to act as Chairman of the Audit Committee.

Russell Noles, 50, was appointed by Teachers Insurance and Annuity Association of America (“TIAA”), TIAA-CREF Life’s parent company, as Senior Vice President of Product Development and Management in October 2008. From July 2006 to September 2008, Mr. Noles served as Senior Vice President, Head of Corporate Internal Audit for TIAA. From May 2005 to June 2006, he served as Vice President and Acting Chief Financial Officer of TIAA. From July 2004 to April 2005, he served as Vice President, Head of Corporate Internal Audit for TIAA. Prior to joining TIAA, Mr. Noles was a Vice President, Internal Audit with the St. Paul Companies from November 2001 to June 2004.

Patrick Kennedy, 53, has served as Vice President and Head of the Shared Resource Group in Client Services of TIAA since August 2008. From April 2004 to August 2008, Mr. Kennedy served as the Vice President and Head of Wealth Management Services of TIAA. Prior to joining TIAA, Mr. Kennedy worked as an independent consultant from November 2003 to April 2004 after working at Deutsche Asset Management as Director of Managed Account Services from June 2002 to November 2003.

Furthermore, on November 13, 2008, Brian Browdie, Stephen Gruppo, Padel Lattimer, and Susan Tannehill resigned from their positions on the Board of TIAA-CREF Life.

Officer Changes

Effective November 13, 2008, Edward D. Van Dolsen was appointed as Vice President of TIAA-CREF Life. Mr. Van Dolsen, 50, has served as Executive Vice President, Product Development and Management of TIAA since August 2008. Mr. Van Dolsen was Executive Vice President of Institutional Client Services of TIAA from March 2006 to September 2008. From July 2003 to February 2006, Mr. Van Dolsen served as TIAA’s Senior Vice President of Pension Products and from July 1998 to June 2003, Mr. Van Dolsen served as Vice President of Support Services of TIAA.

Additionally, on November 13, 2008, Mary (Maliz) Beams resigned from her position as Vice President of TIAA-CREF Life.

Item 6.	Exhibits

Exhibit Number	Description

1.0	Amended and Restated Distribution Agreement for the TIAA-CREF Investment Horizon Annuity Contracts between TIAA-CREF Life Insurance Company and TIAA-CREF Individual & Institutional Services, LLC

3.1	Charter of TIAA-CREF Life Insurance Company[1]

3.2	Bylaws of TIAA-CREF Life Insurance Company[2]

4.1	TIAA-CREF Investment Horizon Annuity Contract[3]

4.2	TIAA-CREF Investment Horizon Annuity Application[2]

10.1	Investment Management Agreement dated December 10, 1996, by and between Teachers Insurance and Annuity Association of America and TIAA Life Insurance Company[2]

10.2	Amended and Restated Service Agreement by and between Teachers Insurance and Annuity Association of America and TIAA-CREF Life Insurance Company dated as of January 1, 1999[2]

10.3	Financial Support Agreement between Teachers Insurance and Annuity Association of America on behalf of TIAA-CREF Life Insurance Company dated November 2, 1998[2]

10.4	Tax Allocation Agreement dated January 1, 1998 by and among TIAA Board of Overseers, Teachers Insurance and Annuity Association of America and the direct and indirect subsidiaries of TIAA listed on Schedule A to the Agreement[2]

10.5	Master Independent Contractor Agreement between Teachers Insurance and Annuity Association of America and McCamish Systems, L.L.C. dated March 4, 2005[2]

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, filed December 9, 1998 (File No. 333-61761).

[2]	Incorporated by reference to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, filed June 13, 2008 (File No. 333-149714).

[3]	Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, filed July 18, 2008 (File No. 333-149714).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIAA-CREF LIFE INSURANCE COMPANY

Date: November 13, 2008	By:	/s/ ERIC T. JONES
Eric T. Jones
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2008	By:	/s/ LINDA S. DOUGHERTY
Linda S. Dougherty
Vice President and Chief Financial Officer
(principal financial officer)