Form 10-K
period 2008-12-31
TIAA-CREF Life Insurance CO
filed 2009-03-27
CIK 1429401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File Number: 333-149714

TIAA-CREF Life Insurance Company

(Exact name of registrant as specified in its charter)

New York	13-3917848
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

730 Third Avenue

New York, N.Y. 10017-3206

(Address of Principal Executive Office, including zip code)

(212) 490-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

As of March 27, 2009, the registrant had 2,500 common shares, $1,000 par value per share, outstanding, all of which are owned by Teachers Insurance and Annuity Association of America.

TIAA-CREF LIFE INSURANCE COMPANY

FORM 10-K

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires, “the Company,” “TIAA-CREF Life,” “Registrant,” “we,” “us,” and “our” refer to TIAA-CREF Life Insurance Company.

Item 1.	Business.

Overview

We are a stock life insurance company and were organized under the laws of the State of New York on November 20, 1996. We commenced operations under our former name, TIAA Life Insurance Company, and changed our name on May 1, 1998. Our headquarters are located at 730 Third Avenue, New York, NY 10017-3206. We are a wholly-owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). We are subject to regulation by the State of New York Superintendent of Insurance as well as by the insurance regulatory authorities of all the states and certain other jurisdictions. We are licensed to issue life insurance and annuity products in all 50 states and the District of Columbia.

Our primary products are individual annuities, life insurance and funding agreements; the individual annuities and life insurance products are marketed directly to individuals while the funding agreements are issued directly to states. Our individual products are available to the general public; however, we market primarily to the individuals who own retirement annuities or insurance policies issued by our parent, TIAA. TIAA provides retirement annuities and insurance coverage to more than 3.4 million individuals primarily at 15,400 educational, research, and cultural institutions, other nonprofit organizations and certain governmental entities across the United States.

We operate three primary business segments, which are defined as our major products: Individual Annuities, Life Insurance and Funding Agreements. Additional information concerning our business segments may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein.

Individual Annuities

The Individual Annuities business segment issues (and provides customer service for) a number of individual after-tax annuity products. We distribute our annuity products through non-commissioned agents appointed by us. Those agents selling variable annuities and/or modified guaranteed annuities are also registered representatives of our affiliated broker-dealers. We offer both flexible premium deferred annuities and single premium immediate annuities.

Our variable annuities offer contract owners the opportunity to invest in various investment subaccounts of the separate accounts, based on the contract owners’ investment allocation decisions, while some of the variable annuities also offer a fixed account option through our general account, which guarantees principal and a minimum interest rate. The separate accounts that support our variable annuities are registered with the United States Securities and Exchange Commission (“SEC”) as unit investment trusts, and their assets are invested in corresponding portfolios of the TIAA-CREF Life Funds, a Delaware statutory trust registered with the SEC under the Investment Company Act of 1940 (File No. 811-08961) as an open-end management investment company, or in other, non-proprietary funds.

At December 31, 2008, the general account reserves associated with our outstanding individual annuities were approximately $1,166.4 million, and total separate account liabilities associated with outstanding variable annuities were approximately $471.7 million.

Life Insurance

The Life Insurance business segment distributes term life insurance, universal life insurance and variable universal life insurance. We sell our life insurance products through non-commissioned agents appointed by us. Those agents selling variable insurance products are also registered representatives of our affiliated broker-dealers. Our primary marketing efforts for term life insurance products involve direct mail and an Internet web site to direct potential policyholders to a call center staffed by licensed agents. Our universal life and variable universal life insurance products are also sold through non-commissioned agents with leads generated primarily through internal and external referrals.

The term life insurance product line includes annually renewable term and level premium term life insurance policies, both of which offer level death benefit coverage until the policies’ expiration dates. Universal life insurance policies include single life and last survivor individual non-participating flexible premium adjustable life insurance contracts. Variable universal life insurance policies include single life and last survivor individual non-participating flexible premium variable life insurance contracts. Assets associated with variable universal life insurance policies are held in various investment subaccounts of a separate account, based on policyholders’ investment allocation decisions. That separate account is registered with the SEC as a unit investment trust, and its assets are invested in the corresponding portfolios of the TIAA-CREF Life Funds or in other, non-proprietary funds.

Underwriting. We establish underwriting policies for risk selection and classification. The information that we use to perform our underwriting includes information from the insurance application, inspection reports, attending physician statements, medical examinations or other pertinent information. This information is then used to determine whether we will issue the policy as applied for or other than applied for (i.e., with modifications that are acceptable to us), or whether we will reject the insurance application. The various requirements for the information that we use in our underwriting vary by the age of the applicant and by the amount of coverage being requested. For certain risks, we may also use reinsurers to assist us in the evaluation of the risk.

Reinsurance. We use reinsurance to manage risk by ceding (i.e., transferring) some of our insurance reserve liabilities to other insurance and reinsurance companies. Even when we enter into a reinsurance contract with another insurance or reinsurance company, we will retain liability with respect to ceded insurance should the reinsurer fail to meet its obligations. Our maximum retention is $2.5 million for one insured life and $2.5 million for two insured lives for contracts issued prior to June 27, 2006, and $5.0 million for one insured life and $9.0 million for two insured lives for contracts issued on or after June 27, 2006. Our maximum retention is less for certain issue ages and underwriting classifications.

At December 31, 2008, we had total life insurance in force of approximately $23.1 billion, of which approximately $17.7 billion was ceded through reinsurance. At December 31, 2008, total policy reserves held in our general account associated with life insurance policies in force on that date were approximately $67.4 million, and separate account liabilities associated with outstanding variable universal life policies were approximately $21.8 million.

Funding Agreements

Our Funding Agreements business segment currently focuses on providing non-participating flexible premium funding agreements, which are issued from our general account, to support education-related investment and/or savings programs sponsored by various states. Several states sponsor a 529 college savings plan (named after section 529 of the Internal Revenue Code (“IRC”)), and each plan is a tax-advantaged investment and savings program designed to encourage account owners to save for the future higher education expenses of a designated beneficiary. Some states offer a guaranteed option to those investing in the state’s college savings plan, and we provide funding agreements to certain states to support their guaranteed option, which guarantees a return of account owners’ principal, with interest. We can also make available a funding agreement to any state that provides a state scholarship program for those seeking higher education.

We currently have seven outstanding funding agreements with state 529 college savings plans, and existing accumulations remain in the funding agreements previously issued to three other states. We have one funding agreement with a state associated with their state scholarship program. Total general account reserves associated with our funding agreements totaled approximately $853.3 million at December 31, 2008.

Additional Business Considerations

In addition to the preceding description of the products that we distribute through our three primary business segments, there are other elements of our business operations that may affect our operating performance and our financial condition.

Investments

Our general account investment portfolio primarily consists of bonds, stocks, mortgage loans secured by commercial real estate, cash, short-term investments and other long-term investments. Our total assets were approximately $2,917.6 million at December 31, 2008. Of this total amount, the assets in the separate accounts equaled approximately $513.6 million, and those in the general account equaled approximately $2,404.0 million. Our overall general account portfolio quality was very high with 98.1% of our total invested assets classified as investment grade with approximately 1.9% of our portfolio below investment grade.

The selection and management of our general account investment portfolio reflect the asset/liability analyses that we perform for our various business segments and the specific products that they issue. Our investment objective is to earn the highest possible rates of return within reasonable risk parameters while ensuring a prudently diversified portfolio.

The Notes to “TIAA-CREF Life Insurance Company’s Statutory-Basis Financial Statements,” included herein, contain additional information about our investment portfolio and explain how we value each asset class under the statutory accounting principles that we follow, in accordance with the insurance regulatory framework with which we must comply.

Policy Liabilities and Accruals

The applicable state insurance laws under which we operate require that we record policy liabilities to meet the future obligations associated with all of our outstanding policies. These liabilities are calculated in accordance with such applicable state insurance laws and are the amounts that allow us to make adequate provision for the anticipated future cash flows required by our contractual obligations on all outstanding policies. These state insurance laws specify the calculation method(s), mortality rates and interest rates that we are required to use, in order to determine the minimum required liabilities for the various policy types that we issued and have outstanding.

Federal Income Tax Consequences

Our earnings are subject to the Federal corporation income tax, and the IRC contains specific tax treatment for the operations of life insurance companies. We are taxed by the Federal government in many areas in a manner similar to companies in other industries, but restrictions specifically apply to the combining, in a consolidated U.S. income tax return, of life insurance company taxable income with non-life insurance company taxable losses.

Employees

We do not currently have any employees. Our operational needs are provided by TIAA and certain of its direct and indirect wholly-owned subsidiaries, pursuant to various service, investment management, administrative, selling and distribution agreements, or by third party service providers under separate agreements. Under the agreements with TIAA and its subsidiaries, we reimburse TIAA (and TIAA reimburses its applicable subsidiaries) for certain costs associated with providing these services. We believe that such services are most efficiently performed in this manner to meet our operational needs and that we, thereby, avoid duplicate costs among us, TIAA, and its applicable subsidiaries.

Additional Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports, filed by us with the SEC on or after the date hereof, can be accessed free of charge at www.tiaa-cref.org. Information contained on this website is expressly not incorporated by reference into this Annual Report on Form 10-K. All reports we file with or furnish to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval (“EDGAR”) system available through the SEC’s website at www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors.

The operating results of insurance and annuity companies have historically been subject to significant fluctuations. The potential risk factors that could affect our future results include, but are not limited to, general economic conditions and the trends and uncertainties that are discussed more fully below.

We operate in a mature, highly competitive industry and that could limit our ability to gain or maintain our competitive position in the industry, which could negatively affect our future profitability.

The life insurance and annuity industry in which we operate is a very mature industry and is highly competitive, with many companies of varying sizes offering products that are similar to ours and distributing them through a variety of marketing channels. We compete in the sale of our products with a large number of insurance companies, investment management firms, mutual fund companies, banks and other types of competitors. Many of the entities with whom we compete are larger, have been established for a longer period of time, have broader distribution channels and/or have more resources than we do. Furthermore, larger competitors may be better able than we are to lower their operating costs or have a better ability to absorb greater risk, while maintaining their financial strength ratings, which may allow them to price their products more competitively.

We offer life insurance protection products, cash value accumulation life insurance products and annuity products designed to meet the demands of an aging population with evolving retirement savings and wealth protection needs. We have thus far elected to retain our unique distribution approach through the use of non-commissioned agents. We believe that this distribution approach allows us to offer a valuable consumer service based on the concept that it is an added value to our customers that the cost of the products that we distribute can be separated from the cost for financial advice that may be embedded in the products sold by our competitors.

Competition in each of our businesses is based on a number of factors, which include investment performance, efficiency and ease of distribution, servicing capability, range of products, product quality, features and innovation, competitive fees, financial strength and organizational reputation. Our competitive strengths include our low expenses, historically high credited interest rates, good customer service and, for certain of our products, low liquidity demands, which permit us to invest the related assets in less liquid, longer-term, higher yielding investments, which in turn improves our ability to deliver strong long-term investment performance. We believe that we are well positioned to maintain and even increase our market position in the face of this competition; however, there are risks to our ability to meet that goal.

Our continued ability to compete depends upon many internal and external factors that may affect us. Some of the internal factors that may affect our future competitiveness include our ability to market to target customers, our ability to effectively market to fee-based financial advisors, our ability to develop and maintain competitive products, our ability to maintain an appropriate cost structure and our ability to maintain strong financial strength ratings from the nationally recognized rating agencies. Some of the external factors that may affect our future competitiveness include potential changes in the tax treatment of the products that we offer, changes in the relative competitive strengths of the other entities in our marketplace, and the continuing evolution of financial products and services offered by our competitors.

Substantial regulation of the insurance and annuity industry may adversely affect our business.

We are licensed to transact our life insurance and annuity business in all 50 states and the District of Columbia, and we are subject to substantial government regulation in each of the jurisdictions in which we are licensed. Such regulation includes, among others, the authority to grant or revoke operating licenses and to regulate premium rates, benefits, marketing and sales practices, advertising, the form and content of policy forms, underwriting standards, deposits of securities, investments, accounting practices and the maintenance of specified reserves and capital adequacy. Such regulation is concerned primarily with the protection of contract owners rather than stockholders or general creditors.

Most jurisdictions also have laws requiring companies like us to participate as members of their life and health insurance guaranty associations. These associations levy assessments on all member insurers based on the proportionate share of the premiums written by each member in the lines of business in which an impaired or insolvent insurer is engaged. While the amount of future assessments cannot be accurately predicted, we may be required to allocate funds to satisfy unanticipated assessments in the future, and that could adversely affect our results of operations for the period when those assessments occur.

We are required to file detailed annual statutory-basis financial statements with supervisory agencies in each of the jurisdictions in which we are licensed. We are also subject to examination by such agencies at regular intervals.

As life insurers introduce new and often more complex products, regulators may refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserving/capital requirements and marketing/sales practices for certain products, particularly variable annuities and the optional guaranteed benefits offered with these products.

If an insurer’s risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action, depending upon the level. Possible regulatory actions range from requiring the insurer to take actions to correct the risk-based capital deficiency to placing the insurer under regulatory control.

While the life insurance industry is primarily regulated at the state level, some products are also subject to Federal regulation. Various Federal and state securities regulators and self-regulatory organizations, such as the SEC and the Financial Industry Regulatory Authority (“FINRA”), continue to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, mutual fund trading, mutual fund and variable annuity distribution practices, disclosure practices and auditor independence that can impact the insurance industry.

In recent years, various legislative proposals have also been introduced in Congress that called for the Federal government to assume some role in the regulation of the insurance industry. To date, none of the Congressional proposals has been enacted. We cannot predict what form any such future proposals might take or what effect, if any, such proposals might have on us if enacted into law. Any legislation that increases government regulation of the industry may have an adverse effect on our operations. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase both our direct and indirect compliance-related costs and other expenses of doing business, thus potentially having a material adverse effect on our financial results.

Future changes in laws and regulation, including the tax treatment of the products we sell, may adversely affect our business.

Federal legislation, administrative policies and court decisions can significantly and adversely affect our business in relation to product tax issues and taxation generally. For example, the following events could adversely affect our business:

•	Changes in tax laws that would reduce or eliminate the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products;

•	Repeal of the Federal estate tax; or

•	Changes in the availability of individual retirement accounts.

Existing Federal laws and regulations affect the taxation and, as a result, the relative attractiveness of the products that we issue. Income tax on investment earnings during the accumulation period of certain life insurance and annuity products is generally deferred for contract owners. This favorable tax treatment may give certain of our products a competitive advantage over other, non-insurance products. To the extent that the IRC may be revised in the future to reduce or eliminate the tax-deferred advantage of life insurance and/or annuity products, or may be revised to create or increase the tax-deferred treatment of competing products, all life insurance companies could be adversely affected with respect to their ability to sell life insurance and/or annuity products. Also, depending upon any grandfathering provisions that may be created if the IRC were revised to reduce or eliminate the tax-deferred advantage of life insurance and/or annuity products, we could be adversely affected by the surrenders of existing annuity contracts and/or life insurance policies.

Additionally, if enacted, currently proposed changes in the Federal tax law that would establish new tax-advantaged retirement and life savings plans could reduce the relative tax advantage of investing in life insurance and/or annuity products. Such proposals include changes that may create new non-insurance vehicles for tax-exempt savings.

Life insurance products are often used to fund estate tax obligations. Current Federal law phases out, and ultimately eliminates, the U.S. estate tax in 2010. The same law, if not explicitly extended by Congress and the President via new legislation, reinstates the U.S. estate tax in full in 2011. If the U.S. estate tax is significantly reduced or repealed, the demand for certain life insurance products could be adversely affected.

We cannot predict what changes, if any, to existing tax law, or the relevant interpretations of such tax law, may ultimately be enacted or adopted, and, as a result, we cannot predict whether any such changes will adversely affect the future taxation of our operations.

A downgrade in our ratings from the nationally recognized rating agencies could materially and adversely affect many aspects of our business.

Ratings from the nationally recognized rating agencies are an important factor in the competitive positioning of life insurance and annuity companies. A downgrade in our ratings could have a material adverse effect on our business, financial condition and operating results. In addition, a downgrade in the our ratings could adversely affect (i) our ability to sell certain of our products and (ii) the returns on the insurance and annuity products we issue and, ultimately, (iii) the results of our operations. Rating agencies regularly review the operating performance and financial condition of insurers, including us. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency about the rated company’s industry, general economic conditions and circumstances outside the rated company’s control. In addition, rating agencies use various models and formulas to assess the strength of a rated company, and may, from time to time, alter their models. Changes to the rating agencies’ models could impact the rating agencies’ judgment of the rating to be assigned to the rated company. We cannot predict what actions the rating agencies may take in the future or how those actions could affect us.

A downgrade in TIAA’s ratings from the nationally recognized rating agencies could materially and adversely affect many aspects of our business.

We have a financial support agreement with TIAA. Under this agreement, TIAA will provide support so that we will have the greater of (a) capital and surplus of $250.0 million, (b) the amount of capital and surplus necessary to maintain our capital and surplus at a level not less than 150% of the National Association of Insurance Commissioners (“NAIC”) Risk Based Capital model or (c) such other amount as necessary to maintain our financial strength ratings from the nationally recognized rating agencies at least the same as TIAA’s ratings at all times. This agreement is not an evidence of indebtedness or an obligation or liability of TIAA and does not provide any of our contract owners with recourse to TIAA.

The risks noted above about a downgrade in our ratings from the nationally recognized rating agencies are also applicable to TIAA, and a downgrade in TIAA’s ratings could have a material adverse effect on us because of the terms of the financial support agreement that we have with TIAA. Under one of the provisions of that financial support agreement, TIAA will provide financial support to us as necessary to maintain our financial strength rating at least the same as TIAA’s rating at all times. TIAA’s Statutory-Basis Financial Statements are included in our Form S-1 Registration Statement filed with the SEC.

Our operating results may be negatively affected in the future if actual experience differs from the assumptions and estimates that management used in underwriting and distributing our products.

Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency, operating costs and other expenses of our business. We establish target returns for each product based upon these factors and the average amount of capital that we must hold to support in-force contracts, to satisfy rating agencies’ expectations and to meet regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target returns on a portfolio basis. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

Our profitability depends on the adequacy of investment margins, the management of market and credit risks associated with our investments, the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the persistency of policies to ensure recovery of acquisition expenses and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability.

Our ability to maintain our competitive cost structure is dependent upon us generating a sufficient level of new sales and achieving our projected persistency of existing business.

Our ability to maintain our competitive cost structure is dependent upon a number of factors, such as us generating a sufficient level of new sales, achieving our projected persistency (i.e., continuation or renewal) of existing business and achieving successful expense management. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher unit costs, which could adversely affect our results of operations.

Interest rate fluctuations and market volatility may affect sales of our products and the profitability of our businesses.

Fluctuations in interest rates, volatility in the securities markets and other economic factors may adversely affect the sales of our products. For example, a decline in market interest rates may result in lower crediting rates on our products, which may adversely affect the desirability of these products to potential customers. Additionally, a protracted period of strong performance of the equity markets could adversely impact the popularity and sales of our fixed annuity products. The level of volatility in the investment markets in which we invest and our overall investment returns also impact our profitability.

The profitability of many of our products, and, in particular our annuity products, depend in large part on our ability to manage the spread between the interest rates that we earn on our investments and the interest rates that we credit to holders of our annuity and life insurance products. As markets become more volatile, it can become increasingly difficult to maintain our anticipated spreads. There can be no assurance that we will be able to successfully manage our spread risk in the future. If we are unable to achieve the interest rate spreads that we projected in pricing our products, our operating performance will be adversely affected.

Additionally, our asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve). In general terms, our results are improved when the yield curve is positively sloped (i.e., when long-term interest rates are higher than short-term interest rates), and will be adversely affected by a flat or negatively sloped yield curve. Our asset/liability management programs and procedures also incorporate assumptions about the relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors. The effectiveness of our asset/liability management programs and procedures may be negatively affected whenever actual results differ from the assumptions that we used.

Equity market volatility and downturns in the equity markets could negatively impact our business.

Significant downturns and volatility in the equity markets could have an adverse effect on our financial condition and results of operations in three principal ways. First, equity market downturns and volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance, because these products have investment returns linked to the performance of the equity markets. Significant downturns and volatility in the equity markets may also cause some of our existing customers to withdraw their cash values or reduce additional investments in those products.

Second, downturns and volatility in the equity markets can have an adverse effect on the revenues that we receive from our separate account products. Because these products generate fees generally from the value of the assets under management, a decline in the equity markets could reduce the value of the investment assets that we manage, thereby reducing our revenues.

Finally, all of our variable annuity products include provisions for guaranteed minimum death benefits that are dependent on or are tied to the investment performance of the assets held within the variable annuity. A significant equity market decline could result in declines in customer account values which could increase our obligation to make payments under guaranteed minimum death benefits in connection with variable annuities. An unexpected increase in such payments could have an adverse effect on our financial condition and results of operations.

Our investments are subject to market and credit risks.

Our invested assets and derivative financial instruments are subject to the risks of credit defaults and changes in market values. Additionally the value of our commercial mortgage loan portfolio depends, in part, on the financial condition of the tenants occupying the properties that we have financed and the strength of the commercial real estate market, both generally and in the specific markets where the financed properties are located. Factors that may affect the overall default rate on and market value of our invested assets, derivative financial instruments and mortgage loans include market interest rate levels, financial market performance and general economic conditions, as well as particular circumstances affecting the businesses of individual borrowers and tenants.

We could be forced to sell investments at a loss to pay contract benefits, cover contract owner withdrawals, or fund maturities.

Many of the products that we offer allow contract owners to withdraw their funds under defined circumstances, often without penalties. We manage our liability structure and configure our investment portfolio to maintain sufficient liquidity to support anticipated withdrawal demands, to pay contract benefits and to fund contract maturities. While we own a significant amount of liquid assets, a certain portion of our assets are relatively illiquid. If we experience unanticipated withdrawal, benefit payment or surrender activity, we could exhaust the liquid assets and be forced to liquidate other assets, perhaps on unfavorable terms and incur losses. If we are forced to dispose of assets on unfavorable terms and incur losses, it could have an adverse effect on our financial condition.

We are dependent on the performance of others.

In addition to our reliance on the financial and administrative performance of our reinsurers, which we describe in the next section, our business and operating results may be affected by the performance of others because we have entered into various arrangements involving services provided by other parties. For example, a substantial portion of our business is administered by third parties on our behalf. Because certain of these other parties may act on our behalf or represent us in various capacities, we may be held responsible for obligations that arise from the acts or omissions of these other parties. Additionally, our business operations are dependent on various technologies, some of which are provided and/or maintained by other parties.

As with all financial services companies, our ability to conduct business is dependent upon consumer confidence in the industry and in our products. The future actions of our competitors and the potential financial difficulties of other companies in the industry could undermine consumer confidence and adversely affect our retention of existing business and the future sales of our life insurance and annuity products.

Our reinsurers could fail to meet assumed obligations, significantly increase their reinsurance rates, or be subject to adverse developments that could adversely affect our business, our operating results or our organizational reputation.

We cede (i.e., transfer) material amounts of life insurance coverage sold by us to other insurance companies through reinsurance and transfer the related assets to our reinsurers. Notwithstanding the transfer of the related assets, we remain liable with respect to the ceded insurance coverage should any reinsurer fail to meet the obligations assumed by it. Therefore, the financial failure of one or more of our reinsurers could negatively impact our earnings and financial position.

Our ability to compete in the insurance industry is dependent on the availability of reinsurance or other substitute capital market solutions. Our premium rates are based, in part, on the assumption that reinsurance will be available to us at a certain cost. Under certain reinsurance agreements, the reinsurer may prospectively increase the rate it charges us for the reinsurance that we have ceded to the reinsurer. Therefore, if the cost of reinsurance were to increase, or if reinsurance were to become unavailable and if alternatives to reinsurance were not available to us, our profitability could be adversely affected.

In recent years, the number of life reinsurers has decreased as the reinsurance industry has continued to consolidate. Access to reinsurance has become more costly for us as well as for the insurance industry in general. This could have a negative effect on our ability to compete successfully in the future. The decreased number of participants in the life reinsurance market also results in an increased concentration risk for insurers, including us. If the reinsurance market further contracts, our ability to continue to offer our products on favorable terms could be adversely impacted.

Financial service companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments. Although we are not currently involved in any significant litigation, there can be no assurance that material litigation will not arise in the future.

We may become subject to class action and individual lawsuits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. While we are not a party to any current litigation that could have a material adverse effect on us, litigation may arise in the future that may result in material financial losses or require significant management resources.

We are also subject to various regulatory inquiries, such as information requests, subpoenas and examinations of our books and records, by state and Federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action, or investigation, we could suffer significant reputational harm, which could also have an adverse effect on our business, financial condition and results of operations.

Our computer systems (or those of our service providers) may fail or their security may be compromised, which could damage our business and adversely affect our financial condition and results of operation.

Our business is highly dependent upon the effective operation of our computer systems and those of our affiliated and unaffiliated service providers. We rely on these systems throughout our business for a variety of functions, including processing applications and claims, providing information to customers, regulatory bodies and distributors, performing actuarial analyses and maintaining our financial records. Despite our implementation of what we consider to be prudent security and back-up measures, our computer systems and those of our business partners may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operation.

We retain confidential information in our computer systems and those of our service providers, and we rely on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and/or penetrate our computer systems and/or those of our service providers could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. An increasing number of states require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of our computer systems and those of our service providers that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

We are exposed to unanticipated risks, such as natural disasters, pandemics and malicious or terrorist acts, which could adversely affect our operations.

While we have implemented what we believe are prudent risk management and contingency plans and have taken other preventive measures and precautions, we could still be affected by scenarios that could have an adverse effect on us. In addition, our policies and procedures to identify, monitor and manage risks may not be fully effective. Many of our methods of managing risk and exposures are based upon historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures would indicate. Other risk management methods depend on the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us; however, this information may not always be accurate, complete, up-to-date or properly evaluated.

A natural disaster (such as hurricanes, floods, earthquakes and tornadoes), a pandemic, or an outbreak of an easily communicable disease could adversely affect our mortality or morbidity experience or that of our reinsurers. Such events could also have an adverse effect on lapses and surrenders of existing policies, as well as a reduction in the sales of new policies. In addition, we are exposed to various risks arising from man-made disasters, including acts of terrorism, malicious acts and military action. All of these types of risks may adversely affect our results of operations and financial condition. For example, the possible macroeconomic effects of such events could also adversely affect our investment portfolio. Additionally, the disruption of our normal business operations due to catastrophic property damage, loss of life, or disruption of public and private infrastructure, including communications and financial services, could have a negative effect on us.

While we have a business continuation and crisis management plan, there is no assurance that our plan and insurance coverages would be completely effective in mitigating any negative effects on our operations or profitability in the event of such a disaster.

We may be exposed to risks in the future that we have not yet identified or that we do not currently consider to be material risks.

The preceding risks may not be the only risks facing us in the future. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may adversely affect our business, financial condition and/or operating results in the future.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We occupy office space in New York and North Carolina that is owned by TIAA. Expenses associated with these facilities are allocated to us based on a service agreement with TIAA.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties are the subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our common stock. All of our outstanding shares are owned by TIAA. As of March 27, 2009, we had issued and outstanding 2,500 shares of common stock, $1,000 par value per share.

Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. Under the New York Insurance Law, we are permitted without prior insurance regulatory clearance to pay a stockholder dividend as long as the aggregated amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized investment gains).

In 2008, 2007 and 2006, we paid no dividends on our common stock to TIAA. We have no plans to pay dividends in 2009.

Item 6.	Selected Financial Data.

The selected financial data provided in the following sections should be considered in conjunction with “TIAA-CREF Life Insurance Company’s Statutory-Basis Financial Statements” and related Notes, included herein. The selected financial data provided in the following sections has been derived from the applicable audited statutory-basis financial statements as of and for the periods presented (in millions).

Statements of Admitted Assets, Liabilities, and Capital and Surplus	December 31,
	2008	2007	2006	2005	2004
General account assets	$2,404.0	$2,419.9	$2,644.3	$2,905.0	$3,020.5
Separate account assets	513.6	695.5	564.1	421.9	355.5

Total admitted assets	$2,917.6	$3,115.4	$3,208.4	$3,326.9	$3,376.0

General account liabilities	$2,143.9	$2,089.2	$2,305.0	$2,581.8	$2,721.6
Separate account liabilities	493.4	694.1	562.8	420.7	354.4

Total liabilities	2,637.3	2,783.3	2,867.8	3,002.5	3,076.0

Capital and surplus	280.3	332.1	340.6	324.4	300.0

Total liabilities, capital and surplus	$2,917.6	$3,115.4	$3,208.4	$3,326.9	$3,376.0

Statements of Operations	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Revenue	$292.4	$299.5	$279.8	$293.8	$375.2
Benefits and expenses	276.9	274.9	255.5	259.9	340.3

Income before federal income taxes and net realized capital losses	15.5	24.6	24.3	33.9	34.9
Federal income tax expense	4.0	6.2	6.2	11.5	8.9
Net realized capital losses	(73.0)	(8.3)	(0.8)	(1.0)	(0.5)

Net (loss) income	$(61.5)	$10.1	$17.3	$21.4	$25.5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion highlights significant factors influencing the financial position and results of operations of TIAA-CREF Life Insurance Company (referred to in this document as “we,” “our,” “us,” “Registrant,” or the “Company”). It should be read in conjunction with the audited statutory-basis financial statements and related notes included in Part II, Item 8 of this report and Risk Factors included in Part I, Item 1A of this report.

FORWARD-LOOKING STATEMENTS

This discussion reviews our financial condition and results of operations, including our liquidity and capital resources, for the periods covered by the audited statutory-basis financial statements included in this report. Historical information is presented and discussed and, where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements included in this section may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include statements about management’s expectations, beliefs, intentions or strategies for the future, include the assumptions underlying these forward-looking statements, and are based on the current expectations, estimates and projections made by management. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases or expressions with similar meaning. While management believes the assumptions underlying any of its forward-looking statements to be reasonable, such information may be subject to risks and uncertainties which may be difficult to predict or may be beyond management’s control, and we cannot give assurance that such statements will prove to be correct. Refer to “Risk Factors” included in Part I, Item 1A of this report for more information about the risks that could affect our future results. A copy of this report and our registration statement, including exhibits, is available on the internet site of the SEC at http://www.sec.gov.

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

OUR BUSINESS

Overview

We are a stock life insurance company that commenced operations as a legal reserve life insurance company under the laws of the State of New York on December 18, 1996, under our former name, TIAA Life Insurance Company. We changed our name to TIAA-CREF Life Insurance Company on May 1, 1998. We are a wholly-owned subsidiary of TIAA. We are subject to regulation by the State of New York Superintendent of Insurance as well as by the insurance regulatory authorities of all the states and certain other jurisdictions. We are licensed to issue life insurance and annuity products in all 50 states and the District of Columbia.

Our primary products are individual annuities, life insurance and funding agreements. The individual annuities and life insurance products are marketed directly to individuals while the funding agreements are issued directly to states. Our individual products are available to the general public; however, we market primarily to the individuals who own retirement annuities or insurance policies issued by our parent, TIAA. TIAA provides retirement annuities and insurance coverage to more than 3.4 million individuals primarily at 15,400 educational, research and cultural institutions, as well as other nonprofit organizations and certain governmental entities across the United States.

The majority of the services required for our business operations are provided by TIAA and certain of its direct and indirect wholly-owned subsidiaries pursuant to various service, investment management, administrative, selling and distribution agreements. Under these agreements, we reimburse TIAA (and TIAA reimburses its applicable subsidiaries) for certain costs associated with providing these services. We believe that such services are efficiently performed in this manner to meet our operational needs and that we, thereby, minimize duplication of costs among TIAA and its subsidiaries. We do not currently have any employees.

Financial Highlights

For 2008, we recognized a net loss of $61.5 million compared to net income of $10.1 million for 2007. Our operations were negatively affected by a $5.3 million decrease in our net investment income, resulting from declining interest rates and a slightly reduced level of invested assets. In addition, we recognized approximately $73.0 million of net realized losses during 2008, primarily due to other-than-temporary impairments within our investment portfolio. At December 31, 2008, total assets were approximately $2,917.6 million, and statutory capital and surplus was approximately $280.3 million.

While we continued to avoid significant losses associated within our investment portfolio related directly to the sub-prime mortgage loan market, the resulting contraction of corporate credit in many fixed income markets produced certain valuation impairments in our investment portfolios. We recognized a number of these impairments as realized losses because we deemed those valuation impairments to be other than temporary. The credit market has been affected by the re-pricing of financial risk within the context of individual security valuations. This re-pricing of risk has been a sharp contrast to the historically low levels of credit spreads that preceded the current environment which began to occur during the latter part of 2007. With the market requiring higher yields related to corporate credit, the valuations of existing investments declined in response to market conditions and yielded the recognition of realized impairment losses of $64.2 million during 2008 of which $25.7 million was recognized during the fourth quarter of 2008.

The deteriorating conditions in the financial and credit markets during 2008 had a direct impact on a number of holdings in our investment portfolio. The market deterioration has continued subsequent to December 31, 2008. On-going review of our investment portfolio (through February 28, 2009) has indicated approximately $5.1 million of additional other-than-temporary impairments on two additional holdings. The impairment screening process is an ongoing process, and will continue to be monitored.

In a challenging period for the financial services industry, premiums for 2008 of $169.3 million were below premiums of $171.0 million for 2007, representing a decline of $1.7 million, or 1.0%. Policy and contract benefits also declined in 2008 to $155.9 million from $227.9 million in 2007, representing a decrease of $72.0 million. A key driver for both of these declines was a reduced number of customer-requested, IRC Section 1035 internal tax-free exchanges (“internal tax-free exchanges”). An internal tax-free exchange is when one annuity contract is surrendered to open another annuity contract within the same insurance company or affiliate. The reduction in internal tax-free exchanges was primarily attributable to more competitive interest rates compared to other market returns for 2008 compared to 2007. The more competitive interest rates resulted in a more competitive portfolio rate for one of our variable annuity products with fixed account options. With a more competitive portfolio rate, the incentive to move accumulations from this product to another variable annuity without fixed account options was no longer as advantageous resulting in the decline of internal tax-free exchanges. The impact of the reduced internal tax-free exchanges was thus twofold; a decline in surrenders on the variable annuity product with fixed account options and a decline in premiums from internal tax-free exchanges for our variable annuity products without fixed account options.

Our Segments

We provide financial services through the production, sale, distribution and administration of individual annuities, life insurance and funding agreements. We operate three business segments, each distinguished by broad product categories and each having a strategic focus. Our segments are Individual Annuities, Life Insurance and Funding Agreements. Premiums and deposits by segment for 2008, 2007 and 2006 are set forth in the following table (in millions):

	For the years ended December 31,
	2008	2007	2006
Segment
Individual Annuities	$142.1	$142.3	$116.9
Life Insurance	27.2	28.7	21.7

Total premiums	$169.3	$171.0	$138.6

Funding Agreements *	$172.7	$110.1	$162.7

Total deposits received	$172.7	$110.1	$162.7

*	The deposits that we receive on funding agreements are recorded as liabilities and are not treated as premiums or as revenue under statutory accounting principles. These liabilities are included in Reserves for Life and Health, Annuities and Deposit-type Contracts.

Individual Annuities. We market a variety of individual after-tax annuity products. We distribute our annuity products through non-commissioned agents appointed by us. Those agents selling variable annuities and/or modified guaranteed annuities are also registered representatives of our affiliated broker-dealers. We offer both flexible premium deferred annuities and single premium immediate annuities.

Our variable annuities offer contract owners the opportunity to invest in various investment subaccounts of the separate accounts, based on the contract owners’ investment allocation decisions, while some of the variable annuities also offer a fixed account option through our general account, which guarantees principal and a minimum interest rate. The separate accounts that support our variable annuities are registered with the SEC as unit investment trusts, and their assets are invested in corresponding portfolios of the TIAA-CREF Life Funds or in other, non-proprietary funds. Our variable annuities do not offer any living benefit riders. We are, therefore, not exposed to the liabilities associated with these riders. The reserve for Guaranteed Minimum Death Benefit (“GMDB”) business is calculated on a seriatim basis in accordance with Actuarial Guideline 34, Variable Annuity Minimum Guaranteed Death Benefit Reserves and New York State Regulation 151, as described in Note 15 to the “Statutory-Basis Financial Statements,” included herein.

Premiums, which include internal tax-free exchanges, were lower for 2008 than 2007 primarily because the dollar value of internal tax-free exchanges decreased significantly from the prior year. With a more competitive portfolio rate on one of our variable annuity products with fixed account options, the incentive to move accumulations from this product to another variable annuity without fixed account options was no longer as advantageous. Excluding internal tax-free exchanges, premiums for 2008 were $16.8 million, or 17.1%, higher than 2007.

During 2008, we began marketing two new deferred annuities. In March 2008, we began offering a deferred annuity product with various investment choices, including TIAA-CREF Life Funds and other non-proprietary funds from other investment management companies. This deferred annuity product allows individual investors to accumulate funds on a tax-deferred basis for retirement or other long-term investment purposes, and to receive future payments based on the amount accumulated as lifetime income or through other payment options. In September 2008, we began marketing an annuity product that guarantees principal and a stated interest rate if not withdrawn before the maturity date. We expect that these two deferred annuity products will complement each other to meet contract owners’ risk profiles and to provide contract owners with a variety of variable annuity investment subaccount options and fixed term deposits. Additionally, we will continue marketing a single premium immediate annuity.

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

Life insurance premiums declined $1.5 million to $27.2 million in 2008 from $28.7 million in 2007. This decrease was primarily due to a $3.4 million decline in our term life insurance premiums partially offset by a $2.2 million increase in our variable universal life premiums.

During 2008, we decided to cease developing new financial intermediary relationships while continuing to maintain existing relationships. We expect this to have a near term impact on life insurance premiums, as a significant portion of new life premiums was attributed to the financial intermediary channel. Our strategy going forward is to increase our focus on our core participant base. New life premiums for 2009 are expected to be basically flat relative to 2008.

Funding Agreements. Our Funding Agreements segment focuses primarily on providing non-participating flexible premium funding agreements issued from our general account to support education-related investment and/or savings programs sponsored by various states. Several states sponsor a 529 college savings plan (named after Section 529 of the IRC), and each plan is a tax-advantaged investment and savings program designed to encourage account owners to save for the future higher education expenses of a designated beneficiary. Some states offer a guaranteed option to those investing in the state’s college savings plan. We provide funding agreements to certain states to support their guaranteed option, which guarantees a return of account owners’ principal, with interest. We can also make available a funding agreement to any state that provides a state scholarship program for those seeking higher education. We currently have seven outstanding funding agreements with state-sponsored 529 college savings plans, and existing accumulations remain in the funding agreements previously issued to three other states. We have one funding agreement with a state associated with their state scholarship program.

The liability for our funding agreement business increased by $44.3 million, or 5.5%, from $809.0 million as of December 31, 2007, to $853.3 million as of December 31, 2008. This increase was primarily driven by deposits of $172.7 million and investments earnings of $29.3 million exceeding withdrawals of $157.7 million during 2008. The withdrawals continued to be impacted by the run-off of the funding agreements associated with three states which terminated their contracts for new deposits.

KNOWN TRENDS AND UNCERTAINTIES

The various trends that could impact our future results of operations and financial condition include, but are not limited to, general economic conditions, including the interest rate environment and equity market returns, changes in those general economic conditions and changes in life expectancy trends, which could impact our Individual Annuity and Life Insurance businesses. Our future business results could also be affected by the following uncertainties:

•

We operate in a mature, highly competitive industry and that could limit our ability to gain or maintain our competitive position in the industry, which could negatively affect our future profitability.

•	Substantial regulation of the insurance and annuity industry may adversely affect our business.

•	Future changes in laws and regulation, including the tax treatment of the products we sell, may adversely affect our business.

•	A downgrade in our ratings from the nationally recognized rating agencies could materially and adversely affect many aspects of our business.

•	A downgrade in TIAA’s ratings from the nationally recognized rating agencies could materially and adversely affect many aspects of our business.

•	Our operating results may be negatively affected in the future if actual experience differs from the assumptions and estimates that management used in underwriting and distributing our products.

•	Our ability to maintain our competitive cost structure is dependent upon us generating a sufficient level of new sales and achieving our projected persistency of existing business.

•	Interest rate fluctuations and market volatility may affect sales of our products and the profitability of our businesses.

•	Equity market volatility and downturns in the equity markets could negatively impact our business.

•	Our investments are subject to market and credit risks.

•	We could be forced to sell investments at a loss to pay contract benefits, cover contract owner withdrawals, or fund maturities.

•	We are dependent on the performance of others.

•

Our reinsurers could fail to meet assumed obligations, significantly increase their reinsurance rates, or be subject to adverse developments that could adversely affect our business, our operating results or our organizational reputation.

•

Financial service companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments. Although we are not currently involved in any significant litigation, there can be no assurance that material litigation will not arise in the future.

•

Our computer systems (or those of our service providers) may fail or their security may be compromised, which could damage our business and adversely affect our financial condition and results of operations.

•	We are exposed to unanticipated risks, such as natural disasters, pandemics and malicious or terrorist acts, which could adversely affect our operations.

•	We may be exposed to risks in the future that we have not yet identified or that we do not currently consider to be material risks.

CRITICAL ACCOUNTING POLICIES

Our accounting policies require management to make interpretative and valuation judgments and to make estimates based on assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in our statutory-basis financial statements. Because the use of assumptions and estimates inherently entails uncertainty, the effects of accounting policies under different conditions could produce results that are significantly different. Additionally, actual amounts may differ from our estimates. A discussion of the statutory-basis of presentation and the business factors that affect our critical accounting policies is presented below.

Basis of Presentation

Our statutory-basis financial statements have been prepared on the basis of statutory accounting principles (“SAP”) prescribed or permitted by the New York State Insurance Department (the “Department”), a comprehensive basis of accounting that differs from accounting principles generally accepted in the United States (“GAAP”). The Department requires insurance companies domiciled in the State of New York to prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”), subject to any deviation prescribed or permitted by the Department (“New York SAP”).

The Financial Accounting Standards Board (“FASB”) requires that financial statements that are intended to be in conformity with GAAP follow all applicable authoritative accounting pronouncements. As a result, we cannot refer to financial statements prepared in accordance with NAIC SAP as having been prepared in accordance with GAAP. The effects of the differences between GAAP and NAIC SAP, while not determined, would be presumed to have a material effect on our statutory-basis financial statements, and the primary differences are summarized in the Notes to our “Statutory-Basis Financial Statements,” included herein.

Accounting for Investments

Because of the types of products that we issue from our general account, we primarily invest in fixed income investments; our general account investment portfolio primarily consists of bonds, preferred stocks, mortgage loans secured by commercial real estate, cash, cash equivalents, short-term investments and other long-term investments. In accordance with NAIC SAP, the majority of our invested assets are carried at amortized cost and, therefore, our investment balances do not generally reflect the investments’ current fair values. At December 31, 2008, $2,130.8 million of the general account’s invested assets was invested in bonds; approximately $43.9 million was invested in preferred stock; approximately $80.8 million was invested in mortgage loans; and the remaining investments were held in cash, cash equivalents, short-term investments and other long-term investments. Our overall general account portfolio quality was very high at December 31, 2008, with approximately 98.1% of our total invested assets classified as investment grade and approximately 1.9% of our portfolio classified as below investment grade.

The selection and management of our general account investment portfolio reflect the asset/liability analyses that we perform for our various business segments and the specific products that they issue. Our investment objective is to earn the highest-possible rates of return within reasonable risk parameters while ensuring a prudently diversified portfolio. As a result of the kinds of investments that we make, our investment portfolio is primarily exposed to credit risk and interest rate risk. To manage our risks, our Board of Directors establishes investment limits that are followed in constructing our investment portfolio; some of these limits identify maximum investment amounts by individual investment and by issuer, based on the credit quality of the issuers. We also utilize a risk management department that is independent of the investment management function to monitor the risk exposures that are represented in our investment portfolio. We utilize a formal investment impairment review process, and it is performed for the entire portfolio at least once each quarter. The investment impairment review process is co-led by the finance and valuation departments, which are also both independent of the investment management function.

Because our invested assets comprise such a large percentage of our total assets and because the performance of our investment portfolio has such a dramatic effect on our overall performance, the accounting policies which guide the valuation of our investments represent some of our most critical accounting policies. Because we prepare statutory-basis financial statements, we follow the investment valuation requirements promulgated by the NAIC, but the application of statutory accounting principles still requires management to make interpretive and valuation judgments.

Our bond portfolio consists primarily of high quality publicly-traded corporate debt securities and government securities. We invest a significant portion of our portfolio in high quality, publicly-traded bonds in order to maintain and manage liquidity and to reduce the risk of credit default in the portfolio. We do, however, also make investments in private placement bonds to increase portfolio diversification and to obtain higher yields than can be earned by investing in comparable quality, publicly-traded securities. To control risk when utilizing privately-placed securities, we rely upon broader access to management information, stronger (negotiated) protective covenants, call protection features and a higher level of collateralization than can customarily be achieved in the public market.

Our preferred stock portfolio consists primarily of high quality publicly-traded and non-publicly traded corporate securities that meet the definition of a preferred stock investment or are hybrid securities, as defined by the NAIC.

The NAIC Securities Valuation Office (“SVO”) rates investment credit risk of bonds and preferred stocks based upon the issuer’s credit quality. NAIC ratings designations range from 1 through 6. An NAIC designation of 1 denotes obligations of the highest quality in which credit risk is at its lowest and the issuer’s credit profile is stable; an NAIC designation of 6 is assigned to obligations that are in, or near, default. Classes 1 and 2 are considered to be investment grade and Classes 3 through 6 are non-investment grade. The vast majority of our bond and preferred stock portfolios, including our privately-placed securities, are investment grade.

Our mortgage loan portfolio is comprised of loans collateralized by commercial real estate and is broadly diversified by property type and by geographic region. Our underwriting standards generally limit such investments to first mortgage liens on completed, income-producing properties. We utilize a mortgage loan quality framework developed by a third party to evaluate the credit quality of the individual mortgage loans in our portfolio. We had no below investment grade mortgage loans at December 31, 2008 or 2007.

All investments are subjected to our investment impairment process, which is performed at least quarterly. We may perform investment impairment monitoring and analysis procedures more frequently, for example, during periods of significant market turmoil. Management considers evidence to evaluate the potential impairment of its investments. The investment quarterly impairment review process utilizes, but is not limited to, a screening process based on the fair values of the investments. Management considers a wide range of factors in the impairment review process, including, but not limited to, the following:

(a)	The extent to which and the length of time that the fair value has been below our amortized cost basis.

(b)	The financial condition and near-term prospects of the issuer.

(c)	Whether the issuer is current on contractually-obligated interest and principal payments.

(d)	Our ability and intent to retain the investment for a sufficient period of time to allow for a recovery in its fair value or for the investment to be repaid.

(e)	Information obtained from regulators and rating agencies.

(f)	The potential for impairments in an industry sector or sub-sector.

(g)	The potential for impairments in economically-depressed geographic regions.

A realized loss is recorded when an impairment is considered to be other than temporary. An other-than-temporary impairment of an investment is considered to have occurred if an event or change in circumstance indicates that the carrying value of the asset may not be recoverable or the receipt of contractual payments of principal and interest may not occur when scheduled. When a mortgage loan impairment is considered to be temporary, a valuation reserve is established for the excess of the carrying value of the mortgage over its estimated fair value. Changes in valuation reserves for mortgages are included in net unrealized capital gains/losses on investments. When an other-than-temporary impairment has been determined to have occurred, the investment is written down to fair value and the realized loss is recorded. We do not change the revised cost basis for subsequent recoveries in value. Once an impairment write-down has been recorded, we will continue to review the impaired investment for appropriate valuation on an ongoing basis.

Other Critical Accounting Policies

Non-Admitted Assets. This is an accounting category that exists under SAP but does not have a corollary under GAAP. For statutory-basis financial statements, non-admitted assets are excluded in determining the reported admitted asset amounts. The determination of non-admitted assets requires little, if any, management judgment. Certain investment balances and corresponding investment income due and accrued may be designated as non-admitted assets in accordance with New York SAP, based on delinquencies, defaults and other statutory criteria. Our largest non-admitted asset is our deferred federal income tax asset, which is calculated under a structured formula in accordance with New York SAP. All changes in non-admitted assets are charged or credited directly to surplus and have no impact on our results of operations.

Policy and Contract Reserves. Policy and contract reserves are determined in accordance with standard valuation methods approved by the Department and are computed in accordance with standard actuarial formulae. The reserves established utilize assumptions for interest (at rates ranging from 4.00% to 6.75% and averaging approximately 4.53%), mortality and other risks insured. Such reserves are designed to be sufficient for all contractual benefits guaranteed under policy and contract provisions. These reserves reflect both management’s assumptions, which must be in line with the Department’s requirements, and the activity that has occurred in relation to our policies and contracts in-force (e.g., new issues, lapses, surrenders, etc.). The period-to-period changes in these reserves directly increase or decrease our results of operations.

Reserves for deposit-type funds, which do not contain any life contingencies, are equal to the sum of the deposits received and the interest credited to the benefit of contract holders, less withdrawals that represent a return to the contract holder. These reserves do not entail the exercise of management’s judgment, and, other than the interest expensed when credited to these contracts, the changes in these reserves do not affect our results of operations.

Reinsurance. We use reinsurance to manage risk by ceding (i.e., transferring) some of our life insurance reserve liabilities to other insurance and reinsurance companies. Even when we enter into a reinsurance contract with another insurance or reinsurance company, we will retain liability with respect to ceded insurance should the reinsurer fail to meet its obligations. As a result, we evaluate the financial stability of an insurance or reinsurance company before we enter into a reinsurance contract, which is often long-term in nature. Once we have concluded that the reinsurance contract meets the reinsurance criteria under SAP, which involves some management judgment in relation to the NAIC’s requirements, we reduce our policy and contract reserves by the portion ceded under the reinsurance contract. Our maximum retention is $2.5 million for one insured life and $2.5 million for two insured lives for contracts issued prior to June 27, 2006, and $5.0 million for one insured life and $9.0 million for two insured lives for contracts issued on or after June 27, 2006. Our maximum retention is less for certain issue ages and underwriting classifications.

Asset Valuation Reserve. The Asset Valuation Reserve (“AVR”), which covers all invested asset classes, is a reserve required by NAIC SAP to provide for potential future credit and equity losses related to our investment portfolio. Reserve components of the AVR are maintained for each of our asset classes. Realized and unrealized credit and equity capital gains and losses, net of capital gains taxes, are credited to or charged against the related components of the AVR. Statutory formulae determine the required reserve components, and the formulae are primarily based on NAIC-determined factors applied to asset classes. Insurance companies may also establish additional reserves for any AVR component, at management’s discretion; however, the ultimate balance cannot exceed the statutory maximum reserve for that component. We did not make any voluntary contributions to the AVR in 2008, 2007 or 2006. The net change in the AVR is reported as a change in surplus in our Statutory-Basis Statements of Changes in Capital and Surplus; the net realized capital gains and losses that are credited to or charged against the AVR are also a component of our Statutory-Basis Statements of Operations.

Interest Maintenance Reserve. The Interest Maintenance Reserve (“IMR”) is a formulaic reserve required by NAIC SAP, which accumulates realized interest rate-related capital gains and losses, as defined by NAIC SAP, on sales of fixed income investments. Such capital gains and losses are recognized as a reserve liability and are amortized out of the IMR, under the grouped method of amortization, as an adjustment to our net investment income over the remaining lives of the assets sold.

Separate Account Assets and Liabilities. Separate accounts are established in conformity with insurance laws, and the separate account assets are carried at fair value and are segregated from our general account. Separate accounts are maintained for the benefit of separate account holders. Seed money investments that remain in the separate accounts, which are included in separate account assets in the accompanying statutory-basis balance sheets, are stated at fair value. Separate account liabilities are equal to separate account assets, net of any general account seed money investments.

Income Taxes. We file a consolidated federal income tax return with our parent, TIAA, and its affiliates. The consolidated group has entered into a tax-sharing agreement that follows the current reimbursement method, whereby members of the group will generally be reimbursed for their losses on a pro-rata basis by other members of the group to the extent that they have taxable income, subject to the limitations imposed under the IRC.

The consolidated group is subject to the domestic federal statutory rate of 35%. Our effective federal tax rates for the periods presented differ from the statutory rate based on adjustments from statutory to tax basis reporting. Refer to Note 13 to the “Statutory-Basis Financial Statements,” included herein, for additional information.

RESULTS OF OPERATIONS

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

The following table sets forth our statutory-basis statements of operations for the periods indicated (in millions, except percentages):

	For the years ended December 31,
	2008	2007	Increase/(decrease)
			$	%
REVENUES
Individual annuity premiums and other considerations	$142.1	$142.3	$(0.2)	(0.1)%
Life insurance premiums	27.2	28.7	(1.5)	(5.2)%

Total premiums and other considerations	169.3	171.0	(1.7)	(1.0)%
Net investment income	123.1	128.5	(5.4)	(4.2)%

TOTAL REVENUES	292.4	299.5	(7.1)	(2.4)%

EXPENSES
Policy and contract benefits	156.0	227.9	(71.9)	(31.5)%
Increase (decrease) in policy and contract reserves	36.7	(121.1)	157.8	(130.3)%
Operating expenses	40.4	44.0	(3.6)	(8.2)%
Transfers to separate accounts, net	20.9	97.5	(76.6)	(78.6)%
Other, net	22.9	26.6	(3.7)	(13.9)%

TOTAL EXPENSES	276.9	274.9	2.0	0.7%

Income before federal income taxes and net realized capital losses	15.5	24.6	(9.1)	(37.0)%
Federal income tax expense	4.0	6.2	(2.2)	(35.5)%
Net realized capital losses, net of taxes and after transfers to the interest maintenance reserve	(73.0)	(8.3)	(64.7)	779.5%

NET (LOSS) INCOME	$(61.5)	$10.1	$(71.6)	(708.9)%

The individual components of net investment income are presented in the table below (in millions, except percentages):

	For the years ended December 31,
	2008	2007	Increase/(decrease)
			$	%
Bonds	$115.1	$118.6	$(3.5)	(3.0)%
Preferred stocks	4.1	3.0	1.1	36.7%
Mortgages	3.8	5.4	(1.6)	(29.6)%
Cash, cash equivalents and short-term investments	1.9	4.8	(2.9)	(60.4)%
Other long term investments	0.1	0.1	—	0.0%
Other liabilities*	(0.2)	(0.2)	—	0.0%

TOTAL GROSS INVESTMENT INCOME	124.8	131.7	(6.9)	(5.2)%

Less investment expenses	(3.0)	(3.0)	—	0.0%

Net investment income before amortization of net interest maintenance reserve gains (losses)	121.8	128.7	(6.9)	(5.4)%
Amortization of net interest maintenance reserve gains (losses)	1.3	(0.2)	1.5	(750.0)%

TOTAL NET INVESTMENT INCOME	$123.1	$128.5	$(5.4)	(4.2)%

*	Derivative instruments are included in other liabilities.

Total Premiums and Other Considerations. Total premiums and other considerations totaled $169.3 million for 2008 compared to $171.0 million for 2007, a decrease of $1.7 million, or 1.0%.

On a year-over-year basis, individual annuity premiums and other considerations were relatively flat, experiencing a slight decline of $0.2 million, or 0.1%, in 2008. Although the year-over-year decline was small, the product mix experienced significant offsetting increases and decreases. The $0.2 million net decrease was primarily attributable to a $25.3 million net decline in our variable annuity products without fixed account options, resulting from a decrease in internal tax-free exchanges. The decrease in premiums for these variable annuity products was mostly offset by a net increase of $25.1 million in our variable annuity products with fixed account options, including $10.9 million of new premium volume from the annuity product launched in August 2008.

Life insurance premiums decreased $1.5 million in 2008 compared to 2007. The $1.5 million net decrease in life insurance premiums was primarily attributable to a $3.4 million decline in our direct term life insurance partially offset by a net increase of $1.9 million in our universal life products.

Net Investment Income. Net investment income includes gross earnings on investments, investment expenses and amortization of capital gains and losses from the interest maintenance reserve. Net investment income totaled $123.1 million for 2008 compared to $128.5 million for 2007, a decrease of $5.4 million, or 4.2%. This decrease in investment income primarily resulted from a decline in the average invested asset balances and overall decline in interest rates during 2008 as compared to 2007, partially offset by an increase of $1.5 million in amortization of net capital gains from the interest maintenance reserve.

Policy and Contract Benefits. Policy and contract benefits totaled $156.0 million for 2008 compared to $227.9 million for 2007, a decrease of $71.9 million, or 31.5%. This decrease was primarily attributable to a $79.9 million decline in surrenders on our individual annuity products in part driven by a reduction in internal tax-free exchanges, partially offset by a $7.9 million increase in benefit payments.

The $79.9 million year-over-year decline in surrenders of individual annuity products was primarily driven by reduced surrender activity of $106.7 million on one of our variable annuity products with fixed account options. During 2008, the portfolio rate on this variable annuity product became more competitive as interest rates became more competitive relative to other market returns, resulting in a decrease in customer outflows. Partially offsetting the reduced surrenders on this variable annuity product was an increase in surrenders of $26.8 million on our variable annuity products without fixed account options due to the volatile equity market conditions and the recent economic slowdown.

The increase in benefit payments of $7.9 million was primarily due to increases in term life, fixed universal life and annuity benefit payments.

Change in Policy and Contract Reserve. Policy and contract reserves increased $36.7 million during 2008, compared to a decrease of $121.1 million during 2007, which resulted in a year-over-year increase of $157.8 million. This increase was primarily attributable to an increase in reserves on one of our variable annuity products with fixed account options, compared to a release of reserves during 2007. This change was due to the decline in surrender activity for this variable annuity product, which is discussed in “Policy and Contract Benefits” above.

Net Transfers to Separate Accounts. Net transfers to the separate accounts of $20.9 million for 2008 compared to $97.5 million for the same prior year period, resulted in a decrease of $76.6 million. The year-over-year decline was the result of discretionary contract-holder activity and reflected the volatility and continued negative returns of the equity markets during 2008.

Net Realized Capital Losses. Net realized capital losses (after the transfer to the IMR of interest-related capital gains of $2.2 million and losses of $3.3 million for 2008 and 2007, respectively) increased by $64.7 million, to $73.0 million for 2008 from $8.3 million for 2007. This increase was primarily due to a $52.9 million increase in other-than-temporary impairment write-downs associated with our invested asset portfolios resulting from the deteriorating conditions in the financial and credit markets. Also contributing to the increase in net realized losses was a $6.2 million increase in losses from the sales and redemptions of investments.

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

The following table sets forth our statutory-basis statements of operations for the periods indicated (in millions, except percentages):

	For the years ended December 31,
	2007	2006	Increase/(decrease)
			$	%
REVENUES
Individual annuity premiums and other considerations	$142.3	$116.9	$25.4	21.7%
Life insurance premiums	28.7	21.7	7.0	32.3%

Total premiums and other considerations	171.0	138.6	32.4	23.4%
Net investment income	128.5	141.2	(12.7)	(9.0)%

TOTAL REVENUES	299.5	279.8	19.7	7.0%

EXPENSES
Policy and contract benefits	227.9	391.4	(163.5)	(41.8)%
Decrease in policy and contract reserves	(121.1)	(276.4)	155.3	(56.2)%
Operating expenses	44.0	49.3	(5.3)	(10.8)%
Transfers to separate accounts, net	97.5	66.2	31.3	47.3%
Other, net	26.6	25.0	1.6	6.4%

TOTAL EXPENSES	274.9	255.5	19.4	7.6%

Income before federal income taxes and net realized capital losses	24.6	24.3	0.3	1.2%
Federal income tax expense	6.2	6.2	0.0	0.0%
Net realized capital losses, net of taxes and after transfers to the interest maintenance reserve	(8.3)	(0.8)	(7.5)	937.5%

NET INCOME	$10.1	$17.3	$(7.2)	(41.6)%

The individual components of net investment income are presented in the table below (in millions, except percentages):

	For the years ended December 31,
	2007	2006	Increase/(decrease)
			$	%
Bonds	$118.6	$131.8	$(13.2)	(10.0)%
Preferred stocks	3.0	1.2	1.8	150.0%
Mortgages	5.4	7.3	(1.9)	(26.0)%
Cash, cash equivalents and short-term investments	4.8	2.5	2.3	92.0%
Other long term investments	0.1	—	0.1	0.0%
Other liabilities*	(0.2)	0.4	(0.6)	(150.0)%

TOTAL GROSS INVESTMENT INCOME	131.7	143.2	(11.5)	(8.0)%

Less investment expenses	(3.0)	(3.2)	0.2	(6.3)%

Net investment income before amortization of net interest maintenance reserve gains (losses)	128.7	140.0	(11.3)	(8.1)%
Amortization of net interest maintenance reserve gains (losses)	(0.2)	1.2	(1.4)	(116.7)%

TOTAL NET INVESTMENT INCOME	$128.5	$141.2	$(12.7)	(9.0)%

*	Derivative instruments are included in other liabilities.

Premium Income. Total premiums and other considerations totaled $171.0 million for 2007 compared to $138.6 million for 2006 resulting in an increase of $32.4 million, or 23.4%.

On a year-over-year basis, individual annuity premiums and other consideration increased by $25.4 million, or 21.7%, in 2007 compared to 2006. This increase was driven by an increase in variable annuity sales. The growth was primarily attributable to better-than-expected equity market performance during the first part of 2007 and a stabilization of interest rates. In an equity market where returns were projected to be in the single digits, we expected our low cost annuity products to provide higher net performance returns for policyholders.

Life insurance premiums increased $7.0 million in 2007 compared to 2006. The $7.0 million increase was primarily due to our introduction of a new variable universal life product in 2007.

Net Investment Income. Net investment income totaled $128.5 million for the year ended December 31, 2007, compared to $141.2 million for the year ended December 31, 2006, resulting in a decrease of $12.7 million, or 9.0%. Investment income declined on our bond and mortgage loan portfolios, only partially offset by an increase in income earned on preferred stocks and on cash, cash equivalents and short-term investments. The decline in net investment income in 2007 was primarily due to a decline in average invested assets, which decreased from approximately $2.7 billion as of December 31, 2006 to approximately $2.5 billion as of December 2007. The decline in average invested assets was primarily caused by continued withdrawals from one of our fixed annuity products.

Policy and Contract Benefits. Policyholders’ benefits and payments, which include income benefit payments, annuity and surrender benefits, interest and death payments, totaled $227.9 million for 2007 compared to $391.4 million for 2006, resulting in a decrease of $163.5 million, or 41.8%. This change was due primarily to a decrease of $154.3 million in surrenders from one of our fixed annuity products. As interest rates stabilized, the portfolio rate on our fixed account product became more competitive, and, as a result, customer outflows decreased when compared to the prior year. Approximately $20.1 million of the surrender activity was also reflected in individual annuity premiums as internal tax-free exchanges among our individual annuity products.

Change in Policy and Contract Reserves. The decrease in policy and contract reserves of $121.1 million in 2007, compared to the decrease of $276.4 million in 2006, varied by $155.3 million, primarily due to much lower surrender activity on one of our fixed annuity products. Surrender activity decreased from $363.7 million in 2006 to $211.4 million in 2007.

Net Transfers to Separate Accounts. Net transfers to separate accounts of $97.5 million for 2007, compared to $66.2 million for 2006, resulted in an increase of $31.3 million, primarily due to $32.0 million in increased premium activity from one of our variable annuity products.

Net Realized Capital Losses. In 2007, net realized capital losses (after the transfer of $3.4 million of interest-related capital losses to the IMR), increased by $7.5 million, to $8.3 million from $0.8 million in 2006, primarily due to an increase in other-than-temporary impairment losses associated with our bond and mortgage loan portfolios.

FINANCIAL CONDITION

The following table sets forth our statutory-basis statements of admitted assets, liabilities and capital and surplus (in millions, except percentages):

	December 31,		Increase/(decrease)
	2008	2007	$	%
ADMITTED ASSETS
Bonds	$2,130.8	$2,164.6	$(33.8)	(1.6)%
Preferred stocks	43.9	62.8	(18.9)	(30.1)%
Mortgages	80.8	87.1	(6.3)	(7.2)%
Other long term investments	2.2	1.9	0.3	15.8%
Cash, cash equivalents and short-term investments	105.0	61.6	43.4	70.5%
Investment income due and accrued	27.9	28.2	(0.3)	(1.1)%

Invested Assets	2,390.6	2,406.2	(15.6)	(0.6)%
Federal income tax recoverable from TIAA	0.2	0.8	(0.6)	(75.0)%
Net deferred federal income tax asset	2.2	2.5	(0.3)	(12.0)%
Other assets	11.0	10.4	0.6	5.8%

Total general account assets	2,404.0	2,419.9	(15.9)	(0.7)%
Separate account assets	513.6	695.5	(181.9)	(26.2)%

TOTAL ADMITTED ASSETS	$2,917.6	$3,115.4	$(197.8)	(6.3)%

LIABILITIES
Reserves for life and health, annuities and deposit-type contracts	$2,125.1	$2,043.7	$81.4	4.0%
Asset valuation reserve	0.9	10.3	(9.4)	(91.3)%
Interest maintenance reserve	2.2	1.2	1.0	83.3%
Other liabilities	15.7	34.0	(18.3)	(53.8)%

Total general account liabilities	2,143.9	2,089.2	54.7	2.6%
Separate account liabilities	493.4	694.1	(200.7)	(28.9)%

TOTAL LIABILITIES	2,637.3	2,783.3	(146.0)	(5.2)%

CAPITAL AND SURPLUS
Capital (2,500 shares of $1,000 par value common stock issued and outstanding)	2.5	2.5	—	0.0%
Additional paid-in capital	287.5	287.5	—	0.0%
Surplus	(9.7)	42.1	(51.8)	(123.0)%

TOTAL CAPITAL AND SURPLUS	280.3	332.1	(51.8)	(15.6)%

TOTAL LIABILITIES, CAPITAL AND SURPLUS	$2,917.6	$3,115.4	$(197.8)	(6.3)%

Admitted Assets

Total Admitted Assets. Total admitted assets of $2,917.6 million as of December 31, 2008, decreased $197.8 million, or 6.3%, from $3,115.4 million as of December 31, 2007. This decrease was primarily due to a $181.9 million decline in separate account assets and a $15.9 million decrease in general account assets. The $181.9 million decline in the separate account assets during 2008 was primarily driven by depreciation in the underlying investments due to negative equity market performance partially offset by discretionary contract-holder deposits in excess of withdrawals and by seed money contributed for the new annuity product.

Bonds. As of December 31, 2008, bonds totaled $2,130.8 million compared to $2,164.6 million as of December 31, 2007, a decrease of $33.8 million, or 1.6%. Bonds represented 90.2% of our invested asset portfolio, excluding investment income due and accrued, at December 31, 2008. The portfolio consisted of publicly traded bonds of $1,726.2 million and privately placed bonds of $404.6 million as of December 31, 2008. During 2008, write-downs on bonds resulting from impairments that are considered to be other-than-temporary were $48.5 million.

The following table sets forth our bond portfolio by industry (in millions, except percentages):

	December 31, 2008		December 31, 2007
	Carrying Value	% of Total	Carrying Value	% of Total
Industry Category
Public utilities	$360.6	16.9%	$274.0	12.6%
Finance and financial services	350.4	16.5%	479.0	22.1%
Manufacturing	254.0	11.9%	243.3	11.2%
Residential mortgage-backed securities	215.0	10.1%	242.7	11.2%
Asset-backed securities	180.0	8.5%	133.8	6.2%
Oil and gas	162.5	7.6%	122.0	5.6%
Commercial mortgage-backed securities	152.8	7.2%	195.7	9.0%
Communications	128.5	6.0%	163.9	7.6%
Services	90.7	4.3%	81.2	3.8%
Transportation	61.2	2.9%	58.0	2.7%
Retail and wholesale trade	52.6	2.5%	73.6	3.4%
REIT	41.2	1.9%	29.8	1.4%
Mining	39.4	1.8%	17.0	0.8%
U.S., Canada and other government	30.2	1.4%	35.9	1.7%
Revenue and special obligations	11.7	0.5%	14.7	0.7%

Total	$2,130.8	100.0%	$2,164.6	100.0%

The table below sets forth the NAIC Securities Valuation Office (“SVO”) credit quality ratings for our bond portfolio (in millions, except percentages):

	December 31, 2008		December 31, 2007
	Carrying Value	% of Total	Carrying Value	% of Total
NAIC Classes
1	$1,342.0	63.0%	$1,234.4	57.0%
2	744.5	35.0%	876.9	40.5%

Investment grade	2,086.5	98.0%	2,111.3	97.5%

3	17.6	0.8%	38.4	1.8%
4	2.5	0.1%	8.2	0.4%
5	—	0.0%	—	0.0%
6	24.2	1.1%	6.7	0.3%

Below investment grade	44.3	2.0%	53.3	2.5%

Total	$2,130.8	100.0%	$2,164.6	100.0%

Preferred Stock. As of December 31, 2008, the preferred stock portfolio balance of $43.9 million declined $18.9 million, or 30.1%, from the December 31, 2007 balance of $62.8 million. As of December 31, 2008, preferred stocks represented approximately 1.9% of our invested asset portfolio. As of December 31, 2008, approximately 99.3% of the portfolio was classified as investment grade, approximately 53.8% of the portfolio was comprised of publicly traded securities and approximately 50.1% of portfolio balance was comprised of foreign securities. We had no emerging market securities in the portfolio at December 31, 2008. During 2008, write-downs on preferred stock resulting from impairments that are considered to be other-than-temporary were $15.8 million.

Mortgages. Mortgages decreased $6.3 million, or 7.2%, to $80.8 million at December 31, 2008, from $87.1 million at December 31, 2007. There were no new acquisitions or impairments in the mortgage loan portfolio during 2008. The decrease was primarily the result of the maturity of one mortgage during the second quarter of 2008, of $4.8 million, and scheduled principal payments of $1.5 million.

The following table sets forth our mortgage loan portfolio by property type (in millions):

	December 31,
	2008		2007
	Carrying Value	% of Total	Carrying Value	% of Total
Office building	$37.1	45.9%	$42.8	49.2%
Shopping centers	38.2	47.3%	38.7	44.4%
Apartments	5.5	6.8%	5.6	6.4%

Total	$80.8	100.0%	$87.1	100.0%

The following table sets forth our mortgage loan portfolio by geographic location (in millions):

	December 31,
	2008		2007
	Carrying Value	% of Total	Carrying Value	% of Total
South Atlantic	$27.2	33.6%	$27.9	32.0%
North Central	20.6	25.5%	20.6	23.7%
Pacific	18.4	22.8%	18.8	21.6%
Mountain	9.1	11.3%	9.3	10.7%
South Central	5.5	6.8%	5.6	6.4%
Middle Atlantic	—	0.0%	4.9	5.6%

Total	$80.8	100.0%	$87.1	100.0%

Cash, Cash Equivalents and Short-Term Investments. These investments totaled $105.0 million as of December 31, 2008, compared to $61.6 million as of December 31, 2007, an increase of $43.4 million, or 70.5%. The increase in cash, cash equivalents and short-term investments was driven by a combination of higher maturities of securities and restrained investment activity. During the fourth quarter of 2008, we made the tactical decision to maintain increased liquidity in response to extremely high market volatility and to mitigate the potential for increased and/or unexpected liquidations/redemptions.

Separate Account Assets. Total separate account assets of $513.6 million as of December 31, 2008, compared to $695.5 million as of December 31, 2007, resulted in a decrease of $181.9 million, or 26.2%. Contributing to the decrease was the depreciation of the underlying investment accounts, driven by negative returns in the equity markets during 2008 of $217.5 million and fees paid of $3.6 million. These decreases were partially offset by $20.7 million of net discretionary new premiums exceeding withdrawals and net contribution of seed money of $18.8 million.

Liabilities, Capital and Surplus

Total Liabilities. Total liabilities of $2,637.3 million as of December 31, 2008, compared to $2,783.3 million as of December 31, 2007, resulted in a decrease of $146.0 million, or 5.2%. This decrease was due to a decline in separate account liabilities of $200.7 million offset by an increase in general account liabilities of $54.7 million. The decline in separate account liabilities resulted primarily from negative performance in the equity markets during 2008. The increase in general account liabilities was primarily caused by an increase in reserves on individual annuity and individual life contracts.

Policy and Contract Reserves. Policy and contract reserves of $2,125.1 million as of December 31, 2008, compared to $2,043.7 million as of December 31, 2007, increased $81.4 million, primarily due to increases in policyholder reserves of $36.7 million and deposit-type contract liabilities of $44.6 million. The $36.7 million increase in policyholder reserves was driven by interest credited on reserves partially offset by policyholder benefit payments exceeding net premiums. The $44.6 million increase in deposit-type liabilities was driven by deposits and investment earnings exceeding redemptions during 2008.

Asset Valuation Reserve (“AVR”). The AVR of $0.9 million as of December 31, 2008, compared to $10.3 million as of December 31, 2007, decreased $9.4 million. This decrease was primarily driven by the increase in realized losses resulting from impairments.

Interest Maintenance Reserve (“IMR”). The IMR of $2.2 million as of December 31, 2008, increased approximately $1.0 million from December 31, 2007, primarily due to the amortization of net realized interest-related losses previously transferred to IMR.

Separate Account Liabilities. These liabilities totaling $493.4 million as of December 31, 2008, compared to $694.1 million as of December 31, 2007, decreased $200.7 million, or 28.9%, due to customer transfers and depreciation of the underlying investment accounts.

Other Liabilities. Other liabilities consist mainly of inter-company payables, which changed primarily due to increased payments made to TIAA for expenses allocated to us.

Capital and Surplus. Capital and surplus totaled $280.3 million as of December 31, 2008, compared to $332.1 million as of December 31, 2007. The $51.8 million decrease in capital and surplus was primarily due to our net loss of $61.5 million during 2008 partially offset by the decline in AVR of $9.4 million.

LIQUIDITY AND CAPITAL RESOURCES

We have a financial support agreement with TIAA, and, under this agreement, TIAA will provide financial support so that we will have the greater of (a) capital and surplus of $250.0 million, (b) the amount of capital and surplus necessary to maintain our capital and surplus at a level not less than 150% of the NAIC Risk Based Capital model or (c) such other amount as necessary to maintain our financial strength rating at least the same as TIAA’s rating at all times. This agreement is not an evidence of indebtedness or an obligation or liability of TIAA and does not provide any contract owner with recourse to TIAA. On March 17, 2009, TIAA made a $70 million capital contribution to us in accordance with the financial support agreement.

We also maintain a $100.0 million unsecured 364-day revolving line of credit arrangement with TIAA. As of December 31, 2008, $30.0 million of this facility was maintained on a committed basis for which we paid a commitment fee of 3.0 basis points on the unused committed amount. During 2008, we made 17 draw downs under this line of credit arrangement, which totaled approximately $41.0 million, of which no amount was outstanding at December 31, 2008. We have no material off-balance sheet arrangements for financing or other purposes.

The following table presents our total adjusted capital, which, as defined by the NAIC, includes the AVR, by period (in millions).

	December 31,
	2008	2007
Total Adjusted Capital
Total Capital and Surplus	$280.3	$332.1
Asset Valuation Reserve	0.9	10.3

Total Adjusted Capital	$281.2	$342.4

Our total adjusted capital declined by $61.2 million from $342.4 million at December 31, 2007, to $281.2 million at December 31, 2008. The decrease was primarily due to other-than-temporary impairment write-downs on our bond and preferred stock portfolios, which contributed to our net loss of $61.5 million.

Our financial strength (i.e., claims-paying ability) ratings are AAA (Extremely Strong) from Standard and Poor’s, A++ (Superior) from A.M. Best Company, AAA (Exceptionally Strong) from Fitch Ratings and Aaa (Excellent) from Moody’s Investors Service. Each rating agency independently assigns a rating based on its own independent review and takes into account a variety of factors, which are subject to change, in making its decision. Accordingly, there can be no assurance of the ratings that will be afforded to us in the future. These ratings do not apply to the unit investment trust separate accounts because the underlying assets have been allocated to specific separate account liabilities and generally are not available to fund the needs of our general account.

A significant portion of our general account investments consist of investment grade publicly-traded bonds, which can be readily converted to cash. We carefully review our liquidity position on an ongoing basis.

The following table illustrates our cash flows provided by or used in operating, investing and financing activities for the following periods (in millions, except percentages):

	For the years ended December 31,
	2008	2007	Increase/(decrease)		2006	Increase/(decrease)
			$	%		$	%
Net cash provided by (used in) operations	$96.9	$(26.2)	$123.1	469.8%	$(173.5)	$147.3	84.9%
Net cash (used in ) provided by investments	(52.2)	91.7	(143.9)	156.9%	322.4	(230.7)	71.6%
Net cash used in financing and other	(1.3)	(117.1)	115.8	98.9%	(36.7)	(80.4)	219.1%

Net change in cash, cash equivalents and short term investments	$43.4	$(51.6)	$95.0	184.1%	$112.2	$(163.8)	146.0%

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

The net cash provided by operations was $96.9 million for 2008 compared to net cash used by operations of $26.2 million for 2007. The $123.1 million increase in net cash provided by operations was primarily due to decreases in surrenders on individual annuity contracts and decreases in net transfers to separate accounts, partially offset by a decrease in net investment income. The decrease in cash flow used in operating activities in 2007, from $173.5 million in 2006 to $26.2 million in 2007, was primarily due to decreases in the payment of policy and contract benefits and of operating expenses, partially offset by an increase in net transfers to separate accounts.

Net cash used by investments increased $143.9 million to net cash used of $52.2 million for 2008 from net cash provided of $91.7 million for 2007. The increase in cash used by investments primarily resulted from net increases in purchases of investments of $154.6 million and net miscellaneous applications of $1.3 million partially offset by a net increase in proceeds from long-term investments sold, matured or repaid of $12.0 million. The decrease from 2006 to 2007 was primarily due to increases in acquisitions of preferred stock and mortgage loans.

The $115.8 million decline in net cash used in financing and other between 2008 and 2007 was primarily due to a $118.5 million decrease in net withdrawal activity on deposit-type contracts partially offset by an increase of $2.7 million in other cash applied. Total net cash flow used in financing and other activities was $117.1 million in 2007, primarily comprised of $104.5 million of net outflows on deposit-type contracts. In 2006, total cash flow used in financing and other activities was $36.7 million, comprised of $70.0 million of net outflows on deposit-type contracts, offset by a $33.3 million change in other cash provided.

Impact of Inflation

The level of inflation during the periods covered by the statutory-basis financial statements included in this prospectus has not had a significant impact on our revenues, expenses, or net income (loss).

Increased levels of inflation tend to increase the need for life insurance. Many policyholders who once had adequate insurance coverage may increase their life insurance coverage to provide the same relative financial benefit and protection. Higher interest rates can also result in higher sales of our individual fixed annuities.

The higher interest rates that have traditionally accompanied inflation could also affect certain other aspects of our operations. Policy loans increase as policy loan interest rates become relatively more attractive. As interest rates increase, disintermediation of existing annuity account balances and individual life policy cash values may increase customer withdrawals. The fair value of our fixed-rate, long-term investments may decrease, and our ability to make attractive mortgage loans may decrease. Our margins, representing the difference between the interest rate earned on investments and the interest rate credited to life insurance and annuity products, may also be adversely affected by rising interest rates.

Inflation could also increase the costs that we might incur in the future to operate our business. Should inflation increase our future operating costs, we would attempt to adjust the crediting rates that we provide on the individual fixed annuity, life insurance (to the extent applicable), and funding agreement contracts that we issue in order to maintain our margins.

Contractual Obligations

As of December 31, 2008, we do not have any current or future contractual obligations related to long-term debt, capital leases, operating leases or purchase obligations. The table below sets forth our estimated future contractual obligations as of December 31, 2008 related to contract owner, policyholder and funding agreement obligations (in millions):

Amounts Due By Period
Less than one year	$421.7
One to three years	491.6
Three to five years	480.7
More than five years	1,654.9

Total	$3,048.9

The estimated due dates for our estimated contractual obligations are based on various assumptions, including mortality and lapse assumptions of the individual annuity and life insurance lines of business, using historical experience, which we use for asset/liability modeling. These estimated obligations begin with our actual general account balance sheet values and include interest expected to be credited during the remaining estimated periods; due to the significance of the assumptions used, the amounts presented could materially differ from actual future results. (Separate account liabilities are legally separated from the general account, and are expected to be fully funded by the separate account assets.) Cash flows from the general account’s investments are anticipated to fully fund the general account’s obligations.

Recently Issued Accounting Standards

The NAIC promulgates Statutory Accounting Principles primarily through the issuance of Statements of Statutory Accounting Principles (SSAPs). See “Application of Accounting Pronouncements” in Note 2 of the audited statutory-basis financial statements included in Part II, Item 8 of this report and Risk Factors included in Part I, Item 1A of this report.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are primarily exposed to market risk through our investment and insurance activities; however, the majority of our investments are carried at amortized cost and not at fair value. The notes to our audited statutory-basis financial statements for the year ended December 31, 2008, included in this report contain disclosures about how we determine the carrying values for each major category of investments in our portfolio. Because our investment balances do not generally reflect current fair values, the market risk factors discussed below do not generally have a significant direct impact on our financial position or results of operations unless investment positions are determined to have other-than-temporary impairment.

Our financial position and earnings are indirectly subject to various market risks, including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates and equity price risks. These market risks may impact our prospective earnings on future investments, which may, in turn, affect the interest that we will prospectively credit on our general account products. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management (“ALM”) process. Our ALM process involves the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the rebalancing of assets and liabilities with respect to yield, risk and cash flow characteristics.

The primary focus of our asset/liability program is the management of interest rate risk within our insurance operations. This includes the aforementioned monitoring of asset and liability durations to provide an appropriate balance between risk and profitability for each product line as well as the Company as a whole. As of December 31, 2008, the difference between our assets and liabilities once guaranteed minimum interest rates and assets supporting capital and surplus were excluded was approximately 0.0 years. This level of asset/liability matching indicates that the fair value sensitivity of our assets and liabilities to interest rate movements is roughly equal. It is our policy to generally maintain asset and liability durations to within one-half year of one another, although, from time-to-time a broader interval may occur.

We believe our ALM programs and procedures and certain product features provide protection against the effects of changes in interest rates under various scenarios. Additionally, we believe our ALM programs and procedures provide sufficient liquidity to enable us to fulfill our obligation to pay benefits under our various insurance and deposit contracts. However, our ALM programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors and the effectiveness of our asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

Our investment portfolio (“Portfolio”) is subject to broad market risk as well as specific interest rate risk. Market risk relates to the potential loss in fair value resulting from adverse changes in market sentiment of risk and prices. Interest rate risk is the potential loss in fair value resulting from adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. We manage these risks through an integrated ALM process that includes asset allocation and individual exposure limits based on internal risk measurements. Our ALM process involves the aforementioned continuous monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the pro-active rebalancing of assets and liabilities with respect to yield, risk and cash flow characteristics.

At December 31, 2008, our Portfolio had a duration of 2.7 years. Based on this calculation, we estimate that a 100 basis point immediate, parallel increase in interest rates across the entire yield curve (“rate shock”) would decrease the fair value of both the assets and liabilities by approximately 2.7%, or $53.8 million. The selection of a 100 basis point immediate increase in interest rates should not be interpreted as our prediction of future market events, but only as an illustration of the effect of such an event.

In addition to market rate and interest rate risk, mortgage-backed securities, which are included in bonds in our Portfolio, are subject to prepayment risk or extension risk (i.e., the risk that borrowers will repay the loans earlier or later than anticipated). Included in these mortgage-backed securities are some interest-only securities. If the underlying mortgage assets experience faster than anticipated repayments of principal, we could fail to recoup some or all of our initial investment in these securities, since the original price paid by us was based in part on assumptions regarding the receipt of interest payments. Note that the potential for appreciation, which could otherwise be expected to result from a decline in interest rates, may be limited by any increased prepayments. If the underlying mortgage assets are repaid later than anticipated, we could lose the opportunity to reinvest the anticipated cash flows at a time when interest rates might be rising. The rate of prepayment depends on a variety of geographic, social and other functions, including prevailing market interest rates and general economic factors. The fair value of these securities is also highly sensitive to changes in interest rates. These securities may also be harder to sell than other securities.

As noted in the “Accounting for Investments” in our “Critical Accounting Policies” included in this report, the determination of investment impairments utilizes, but is not limited to, a screening process based on the fair values of the investments.

Item 8.	Financial Statements and Supplementary Data.

TIAA-CREF LIFE INSURANCE COMPANY

INDEX TO STATUTORY—BASIS FINANCIAL STATEMENTS

DECEMBER 31, 2008

Report of Independent Auditors

To the Board of Directors of

TIAA - CREF Life Insurance Company:

We have audited the accompanying statutory-basis statements of admitted assets, liabilities and capital and surplus of TIAA-CREF Life Insurance Company (the “Company”) as of December 31, 2008 and 2007, and the related statutory-basis statements of operations, of changes in capital and surplus, and of cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of New York, which practices differ from accounting principles generally accepted in the United States of America. The effects on the financial statements of the variances between the statutory basis of accounting and accounting principles generally accepted in the United States of America, although not reasonably determinable, are presumed to be material.

In our opinion, because of the effects of the matter discussed in the preceding paragraph, the financial statements referred to above do not present fairly, in conformity with accounting principles generally accepted in the United States of America, the financial position of the Company as of December 31, 2008 and 2007, or the results of its operations or its cash flows for each of the three years in the period ended December 31, 2008.

In our opinion, the financial statements referred to above present fairly, in all material respects, the admitted assets, liabilities and capital and surplus of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, on the basis of accounting described in Note 2.

As discussed in Note 2 to the financial statements, on January 1, 2008, the Company adopted Statement of Statutory Accounting Principles No. 98, Treatment of Cash Flows When Quantifying Changes in Valuation and Impairments, an Amendment of SSAP No. 43 - Loan-backed and Structured Securities.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 27, 2009

TIAA-CREF LIFE INSURANCE COMPANY

STATUTORY—BASIS STATEMENTS OF ADMITTED ASSETS,

LIABILITIES AND CAPITAL AND SURPLUS

	December 31,
	2008	2007
	(in thousands)
ADMITTED ASSETS
Bonds	$2,130,765	$2,164,565
Preferred stocks	43,899	62,836
Mortgages	80,822	87,120
Other long term investments	2,170	1,863
Cash, cash equivalents and short-term investments	104,993	61,566
Investment income due and accrued	28,000	28,225
Separate account assets	513,568	695,507
Federal income tax recoverable from TIAA	206	755
Net deferred federal income tax asset	2,196	2,506
Other assets	10,966	10,407

TOTAL ADMITTED ASSETS	$2,917,585	$3,115,350

LIABILITIES, CAPITAL AND SURPLUS
Liabilities
Reserves for life and health, annuities and deposit-type contracts	$2,125,092	$2,043,643
Asset valuation reserve	908	10,326
Interest maintenance reserve	2,161	1,229
Separate account liabilities	493,427	694,131
Other liabilities	15,666	33,891

TOTAL LIABILITIES	2,637,254	2,783,220

Capital and Surplus
Capital (2,500 shares of $1,000 par value common stock issued and outstanding)	2,500	2,500
Additional paid-in capital	287,500	287,500
Surplus (Deficit)	(9,669)	42,130

TOTAL CAPITAL AND SURPLUS	280,331	332,130

TOTAL LIABILITIES, CAPITAL AND SURPLUS	$2,917,585	$3,115,350

See notes to statutory - basis financial statements

TIAA-CREF LIFE INSURANCE COMPANY

STATUTORY—BASIS STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
REVENUES
Insurance and annuity premiums and other considerations	$169,340	$171,025	$138,588
Net investment income	123,083	128,431	141,208

TOTAL REVENUES	$292,423	$299,456	$279,796

EXPENSES
Policy and contract benefits	$155,949	$227,863	$391,443
Increase / (decrease) in policy and contract reserves	36,718	(121,111)	(276,425)
Operating expenses	40,429	43,988	49,299
Transfers to separate accounts, net	20,880	97,470	66,209
Other, net	22,878	26,649	24,934

TOTAL EXPENSES	$276,854	$274,859	$255,460

Income before federal income tax and net realized capital losses	15,569	24,597	24,336

Federal income tax expense	4,005	6,173	6,246

Net realized capital losses less capital gains taxes, after transfers to interest maintenance reserve	(73,040)	(8,326)	(811)

NET (LOSS) INCOME	$(61,476)	$10,098	$17,279

See notes to statutory - basis financial statements

TIAA-CREF LIFE INSURANCE COMPANY

STATUTORY—BASIS STATEMENTS OF CHANGES IN CAPITAL AND SURPLUS

		Additional
	Capital	Paid-In	Surplus
	Stock	Capital	(Deficit)	Total
	(in thousands)
Balance, December 31, 2005	$2,500	$287,500	$34,430	$324,430

Net income	—	—	17,279	17,279
Net unrealized capital losses on investments	—	—	(299)	(299)
Change in the asset valuation reserve	—	—	(1,205)	(1,205)
Change in value of seed money in separate account	—	—	228	228
Change in net deferred income tax	—	—	(139)	(139)
Change in non-admitted assets:
Deferred federal income tax asset	—	—	259	259

Balance, December 31, 2006	$2,500	$287,500	$50,553	$340,553

Net income	—	—	10,098	10,098
Net unrealized capital losses on investments	—	—	(566)	(566)
Change in asset valuation reserve	—	—	5,453	5,453
Change in value of seed money in separate account	—	—	14	14
Change in net deferred income tax	—	—	1,692	1,692
Change in non-admitted assets:
Deferred federal income tax asset	—	—	(1,215)	(1,215)
Deferred premium asset limitation	—	—	(23,899)	(23,899)

Balance, December 31, 2007	$2,500	$287,500	$42,130	$332,130

Net loss	—	—	(61,476)	(61,476)
Net unrealized capital gains on investments	—	—	759	759
Change in asset valuation reserve	—	—	9,418	9,418
Change in value of seed money in separate account	—	—	(3)	(3)
Change in net deferred income tax	—	—	24,289	24,289
Change in non-admitted assets:
Deferred federal income tax asset	—	—	(24,599)	(24,599)
Deferred premium asset limitation	—	—	(540)	(540)
Other	—	—	(152)	(152)
Prior year income adjustment			505	505

Balance, December 31, 2008	$2,500	$287,500	$(9,669)	$280,331

See notes to statutory - basis financial statements

TIAA-CREF LIFE INSURANCE COMPANY

STATUTORY—BASIS STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
CASH FROM OPERATIONS

Insurance and annuity premiums and other considerations	$167,633	$168,219	$133,899
Miscellaneous income	11,086	10,447	9,632
Net investment income	159,979	175,187	198,618

Total Receipts	338,698	353,853	342,149

Policy and contract benefits	155,756	227,960	388,870
Operating expenses	43,853	50,352	59,480
Federal income tax expense	3,457	3,062	8,357
Net transfers to Separate Accounts	38,763	98,701	58,926

Total Disbursements	241,829	380,075	515,633

Net cash from operations	96,869	(26,222)	(173,484)

CASH FROM INVESTMENTS

Proceeds from long-term investments sold, matured, or repaid:
Bonds	692,794	657,595	667,523
Stocks	3,853	17,166	7,515
Mortgages	9,511	19,419	67,372
Miscellaneous proceeds	75	30	(2)
Cost of investments acquired:
Bonds	752,219	553,737	375,728
Stocks	2,800	46,656	3,346
Mortgages	—	—	40,614
Miscellaneous applications	3,093	1,779	—
Net increase in contract loans and premium notes	276	311	368

Net cash from investments	(52,155)	91,727	322,352

CASH FROM FINANCING AND OTHER
Net deposits on deposit-type contracts funds	13,995	(104,539)	(69,975)
Other cash (applied) provided	(15,282)	(12,578)	33,246

Net cash from financing and other	(1,287)	(117,117)	(36,729)

NET CHANGE IN CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	43,427	(51,612)	112,139
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS, BEGINNING OF YEAR	61,566	113,178	1,039

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS, END OF YEAR	$104,993	$61,566	$113,178

See notes to statutory - basis financial statements

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 1—Organization and Operations

TIAA-CREF Life Insurance Company commenced operations as a legal reserve life insurance company under the insurance laws of the State of New York on December 18, 1996, under its former name, TIAA Life Insurance Company and changed its name to TIAA-CREF Life Insurance Company (“TIAA-CREF Life” or the “Company”) on May 1, 1998. TIAA-CREF Life is a direct wholly-owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA” or the “Parent”), a legal reserve life insurance company established under the insurance laws of the State of New York in 1918. As of December 31, 2008, the Company was licensed in 51 jurisdictions.

The Company issues non-qualified annuity contracts with fixed and variable components, fixed and variable universal life contracts, funding agreements, term insurance and single premium immediate annuities.

Note 2—Significant Accounting Policies

Basis of Presentation:

The Company’s statutory-basis financial statements have been prepared on the basis of statutory accounting principles prescribed or permitted by the New York State Insurance Department (the “Department”); a comprehensive basis of accounting that differs from accounting principles generally accepted in the United States (“GAAP”). The Department requires insurance companies domiciled in the State of New York to prepare their statutory basis financial statements in accordance with the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”), subject to any deviation prescribed or permitted by the Department (“New York SAP”).

The table below provides a reconciliation of the Company’s net income and capital and surplus between NAIC SAP and the New York SAP annual statement filed with the Department. The additional reserves arise because the Company maintains more conservative reserves, as prescribed or permitted by New York SAP, under which annuity reserves are generally discounted on the basis of contractually guaranteed interest rates and mortality tables. The deferred premium asset limitation results from the Department requiring that any deferred premium asset established along with the corresponding mean reserve should be reduced by the proportionate amount reinsured on a coinsurance basis. The deferred premium asset for reinsurance is adjusted based upon the premium mode of the direct policy.

	2008	2007	2006
	(in thousands)
Net (Loss) Income, New York SAP	$(61,476)	$10,098	$17,279
Difference in Reserves for:
Term Conversions	80	105	175
Deferred and Payout Annuities issued after 2000	(2)	(2)	8

Net (Loss) Income, NAIC SAP	$(61,398)	$10,201	$17,462

Capital and Surplus, New York SAP	$280,331	$332,130	$340,553
Deferred Premium Asset Limitation	24,440	23,899	—
Difference in Reserves for:
Term Conversions	944	864	759
Deferred and Payout Annuities issued after 2000	4	6	8

Capital and Surplus, NAIC SAP	$305,719	$356,899	$341,320

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 2—Significant Accounting Policies—(continued)

Accounting Principles Generally Accepted in the United States: The Financial Accounting Standards Board (“FASB”) requires that financial statements that are intended to be in conformity with GAAP follow all applicable authoritative accounting pronouncements. As a result, the Company cannot refer to financial statements prepared in accordance with NAIC SAP and New York SAP as having been prepared in accordance with GAAP. The differences between GAAP and NAIC SAP would have a material effect on the Company’s financial statements and the primary differences can be summarized, as follows.

Under GAAP:

•	The asset valuation reserve (“AVR”) is eliminated as a reserve and the credit-related realized gains and losses are reported in the statement of income on a pretax basis as incurred;

•

The interest maintenance reserve (“IMR”) is eliminated and realized gains and losses resulting from changes in interest rates are reported as a component of net income rather than being accumulated in and subsequently amortized into income over the remaining life of the investments sold;

•	Dividends on insurance policies and annuity contracts are accrued as the related earnings emerge from operations rather than being accrued in the year when they are declared;

•	Certain assets designated as “non-admitted assets” are included in the GAAP balance sheet rather than excluded from assets in the statutory balance sheet;

•	Policy acquisition costs are deferred and amortized over the lives of the policies issued rather than being charged to operations as incurred;

•	Policy and contract reserves are based on estimates of expected mortality, morbidity, persistency and interest rather than being based on statutory mortality, morbidity and interest requirements;

•

Investments in wholly-owned subsidiaries, other entities under the control of the parent, and certain variable interest entities are consolidated in the parent’s financial statements rather than being carried at the parent’s share of the underlying audited GAAP equity or statutory surplus of a domestic insurance subsidiary;

•	Investments in bonds considered to be “available for sale” are carried at fair value rather than amortized cost;

•

State taxes are included in the computation of deferred taxes. A deferred tax asset is recorded for the amount of gross deferred tax asset expected to be realized in future years, and a valuation allowance is established for deferred tax assets not realizable, rather than not being included in the deferred income taxes;

•	Annuities that do not incorporate significant insurance risk are classified as investment contracts and are not accounted for as insurance contracts;

•	Derivatives are generally valued at fair value rather than being accounted for in a manner consistent with the hedged item, even when the derivatives qualify for hedge accounting;

•

Certain reinsurance transactions are accounted for as financing transactions under GAAP and as reinsurance for statutory purposes and assets and liabilities are reported gross of reinsurance for GAAP and net of reinsurance for statutory purposes.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 2—Significant Accounting Policies—(continued)

The effects of these differences, while not determined, are presumed to be material.

Application of Accounting Pronouncements: For reporting periods beginning on or after January 1, 2009, SSAP 98, Treatment of Cash Flows When Quantifying Changes in Valuation and Impairments, an Amendment of SSAP No. 43—Loan-backed and Structured Securities establishes statutory accounting principles for impairment analysis and subsequent valuation of loan-backed and structured securities. The change resulting from the adoption of this statement shall be accounted for prospectively. No cumulative effect adjustments or application of the new guidance to prior events or periods are required, similar to a change in accounting estimate. The Company elected to early adopt SSAP 98 which resulted in an additional $12,378 thousand of realized losses being recognized at December 31, 2008.

For reporting periods ending on or after December 31, 2007, SSAP No. 97, Investment in Subsidiary, Controlled, and Affiliated Entities, A Replacement of SSAP No. 88, was implemented. The statement establishes statutory accounting principles for investments in subsidiaries, controlled and affiliated entities. SSAP 97 clarified the bases that a company could use to value its equity investment in its investment subsidiaries. SSAP 97 did not have an impact on the Company’s statutory financial statements.

For reporting periods ending December 31, 2007 and thereafter, SSAP No. 96, Settlement Requirements for Intercompany Transactions, An Amendment to SSAP No. 25, became effective. This statement established a statutory aging threshold for admission of loans and advances to related parties outstanding as of the reporting date. The statement requires transactions between related parties to be in the form of a written agreement and must provide for timely settlement of amounts owed, with a specific due date. SSAP 96 did not have an impact on the Company’s statutory financial statements.

For reporting periods beginning after January 1, 2007, SSAP No. 95, Exchanges of Nonmonetary Assets, A Replacement of SSAP No. 28 – Nonmonetary Transactions, was implemented. This statement established statutory accounting principles for nonmonetary transactions and requires that exchanges of nonmonetary assets shall generally be based on the fair value of the assets (or services) involved. The cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss should be recognized on the exchange. SSAP 95 did not have a significant impact on the Company’s statutory financial statements.

Accounting Policies:

The preparation of the Company’s statutory-basis financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the date of the financial statements. Actual results may differ from those estimates. The following is a summary of the significant accounting policies followed by the Company:

Investments: Publicly traded securities are accounted for as of the date the investments are purchased or sold (trade date). Other investments are recorded on the settlement date. Realized capital gains and losses on investment transactions are accounted for under the specific identification method. A realized loss is recorded when an impairment is considered to be other-than-temporary. An impairment in an investment is considered to have occurred if an event or change in circumstance indicates that the carrying value of the asset may not be recoverable or the receipt of contractual payments of principal and interest may not occur when scheduled. When an impairment has been determined to have occurred, the investment is written down to fair value and a realized loss is recorded. Management considers available evidence to evaluate the potential impairment of its investments.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 2—Significant Accounting Policies—(continued)

Short-Term Investments: Short-term investments (debt securities with maturities of one year or less at the time of acquisition) that are not impaired are stated at amortized cost using the interest method. Short-term investments impaired are stated at the lower of amortized cost or market value.

Cash Equivalents: Cash equivalents are short-term, highly liquid investments with original maturities of three months or less at date of purchase, are stated at amortized cost.

Bonds: Bonds not backed by loans and not impaired are stated at amortized cost using the interest method. Bonds not backed by loans that are held for sale and NAIC designations 6 and 6Z are valued at the lower of amortized cost or fair value. For other than temporary impairment, the cost basis of the bond is written down to its fair value and the amount of the write down is recognized as a realized loss.

Loan-Backed Securities and Structured Securities: Included within bonds are loan-backed securities. Loan-backed securities and structured securities not in default, are stated at amortized cost. The retrospective approach is used to determine the carrying amount of loan-backed and structured securities. Estimated future cash flows and expected repayment periods are used in calculating amortization for loan-backed and structured securities. The prospective approach is used to determine the carrying amount of interest only securities, securities for which an other than temporary impairment has been recognized, or securities whose expected future cash flows are lower than the expected cash flows estimated at the time of the acquisition. Loan-backed securities and structured securities held for sale are stated at the lower of amortized cost or fair value. Loan-backed securities and structured securities in default are valued at the lower of amortized cost or fair value. Prepayment assumptions for loaned-backed securities and structured securities are obtained from external data services or internal estimates.

Common Stock: Unaffiliated common stocks are stated at market value.

Preferred Stock: Preferred stocks are stated at amortized cost unless they have an NAIC rating designation of 4, 5 or 6 which are stated at the lower of amortized cost or fair value.

Mortgages: Mortgages are stated at amortized cost, net of valuation allowances, except that purchase money mortgages are stated at the lower of amortized cost or ninety percent of appraised value. Mortgages held for sale are stated at the lower of amortized cost or fair value. A mortgage is evaluated for impairment when it is probable that the receipt of contractual payments of principal and interest may not occur when scheduled. If the impairment is considered to be temporary, a valuation reserve is established for the excess of the carrying value of the mortgage over its estimated fair value. Changes in valuation reserves for mortgages are included in net unrealized capital gains/losses on investments. When an event occurs resulting in an impairment that is other-than-temporary, a direct write-down is recorded as a realized loss and a new cost basis is established.

Wholly-Owned Subsidiaries: Investments in wholly-owned subsidiaries are stated at the value of their underlying net assets as follows: (1) domestic insurance subsidiaries are stated at the value of their underlying statutory surplus; (2) non-insurance subsidiaries are stated at the value of their underlying audited GAAP equity. Dividends and distributions from subsidiaries are recorded in investment income and changes in the equity of subsidiaries are recorded directly to surplus as unrealized gains or losses.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 2—Significant Accounting Policies—(continued)

Limited Partnerships and Limited Liability Companies: Investments in limited partnerships and limited liability companies are carried at the Company’s percentage of the underlying GAAP equity of the respective entity’s audited financial statements. An unrealized loss is deemed to be other-than-temporary when there is limited ability to recover the loss. A realized loss is recorded for other-than-temporary impairments.

Contract Loans: Contract loans are stated at outstanding principal balances.

Separate Accounts: Separate Accounts are established in conformity with insurance laws and are segregated from the Company’s general account and are maintained for the benefit of separate account contract holders. Seed money investments in the separate account, which are included in Separate Account Assets in the accompanying balance sheets, are stated at fair value.

Derivative Instruments: The Company has filed a Derivatives Use Plan with the Department. This plan details the Company’s derivative policy objectives, strategies and controls, and any restrictions placed on various derivative types. The plan also specifies the procedures and systems that the Company has established to evaluate, monitor and report on the derivative portfolio in terms of valuation, hedge effectiveness and counter party credit quality. The Company uses derivative instruments for hedging, and income generation purposes. Derivatives used by the Company include foreign currency swaps and interest rate swaps. See Note 10.

Non-Admitted Assets: Certain investment balances and corresponding investment income due and accrued may be designated as non-admitted assets in accordance with New York SAP, based on delinquencies, defaults, and other statutory criteria, and cannot be included in the life insurance company’s balance sheets filed with the Department. The Company had no investment-related non-admitted assets at December 31, 2008 or 2007. Income on bonds in default is not accrued and therefore, is not included in the non-admitted totals. Certain non-investment assets, such as deferred federal income tax (“DFIT”) assets, are also designated non-admitted assets. The non-admitted portion of the DFIT asset was $34,909 thousand and $10,310 thousand at December 31, 2008 and 2007, respectively. Changes in non-admitted assets are charged or credited directly to surplus.

Policy and Contract Reserves: Policy and contract reserves are determined in accordance with standard valuation methods approved by the Department and are computed in accordance with standard actuarial formulae. The reserves established utilize assumptions for interest (at rates ranging from 4.00% to 6.75% and averaging approximately 4.53%), mortality and other risks insured. Such reserves are designed to be sufficient for all contractual benefits guaranteed under policy and contract provisions.

Reserves for deposit-type funds, which do not contain any life contingencies, are equal to deposits received and interest credited to the benefit of contract holders, less withdrawals that represent a return to the contract holders.

Asset Valuation Reserve: The AVR, which covers all invested asset classes, is a reserve required by NAIC SAP to provide for potential future credit and equity losses. Reserve components of the AVR are maintained for bonds, mortgages, other invested assets and derivatives. Realized and unrealized credit and equity capital gains and losses, net of capital gains taxes, are credited to or charged against the related components of the AVR. Statutory formulae determine the required reserve components primarily based on factors applied to asset classes, and insurance companies may also establish additional reserves for any component; however, the ultimate balance cannot exceed the statutory maximum reserve for that component. Contributions and adjustments to the AVR are reported as a change in surplus on the Statements of Changes in Capital and Surplus. No voluntary contributions were made in either 2008 or 2007.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 2—Significant Accounting Policies—(concluded)

Interest Maintenance Reserve: The IMR is a reserve required by NAIC SAP, which accumulates realized interest rate-related capital gains and losses on sales of debt securities and mortgages, as defined by NAIC SAP. Such capital gains and losses are amortized out of the IMR, under the grouped method of amortization, as an adjustment to net investment income over the remaining lives of the assets sold.

Capitalization Policy: The capitalization threshold was lowered in 2007 to more closely align with industry practices, improve matching of investment benefits and operating expenses. Factors considered in developing the capitalization policy included dollar amount of capital expenditures, expected useful life of the asset and the impact of depreciation, process and benefit improvements and the current cost of capitalizable items as it relates to future purchase cost of similar items.

Premiums Revenue: Premiums are recognized as income over the premium-paying period of the related policies. Annuity considerations are recognized as revenue when received. Expenses incurred in connection with acquiring new insurance business are charged to operations as incurred.

Note 3—Long Term Bonds and Preferred Stocks

The amortized cost and estimated fair values, and the unrealized gains and losses of long-term bonds and preferred stocks at December 31, 2008 and 2007, are shown below (in thousands):

		Gross Unrealized		Estimated Fair Value
	Cost*	Gains	Losses
December 31, 2008
U.S. Government	$12,443	$3,714	$—	$16,157
All Other Governments	—	—	—	—
States, Territories & Possessions	17,742	57	(760)	17,039
Special Revenue & Special Assessment,
Non-guaranteed Agencies & Government	196,832	5,737	(812)	201,757
Public Utilities	344,491	5,516	(12,503)	337,504
Industrial & Miscellaneous	1,559,353	15,339	(187,576)	1,387,116

Total Bonds	2,130,861	30,363	(201,651)	1,959,573
Preferred Stocks	43,899	—	(13,633)	30,266

Total Bonds and Preferred Stocks	$2,174,760	$30,363	$(215,284)	$1,989,839

*	Amortized cost for bonds and original cost for preferred stocks net of cumulative recorded other-than-temporary impairments.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 3—Long Term Bonds and Preferred Stocks—(continued)

		Gross Unrealized		Estimated Fair Value
	Cost*	Gains	Losses
December 31, 2007
U.S. Government	$12,530	$1,957	$—	$14,487
All Other Governments	4,995	—	(20)	4,975
Special Revenue & Special Assessment,
Non-guaranteed Agencies & Government	189,336	2,140	(781)	190,695
Public Utilities	162,790	805	(1,688)	161,907
Industrial & Miscellaneous	1,795,362	15,743	(36,480)	1,774,625

Total Bonds	2,165,013	20,645	(38,969)	2,146,689
Preferred Stocks	63,186	665	(2,727)	61,124

Total Bonds and Preferred Stocks	$2,228,199	$21,310	$(41,696)	$2,207,813

*	Amortized cost for bonds and original cost for preferred stocks net of cumulative recorded other-than-temporary impairments.

Impairment Review Process: All securities are subjected to the Company’s process for identifying other-than-temporary impairments. The quarterly impairment identification process utilizes, but is not limited to, a screening process based on declines in fair value. The Company writes down securities that it deems to have an other-than-temporary impairment in value in the period the securities are deemed to be impaired, based on management’s case-by-case evaluation of the decline in fair value and prospects for recovery. Management considers a wide range of factors in the impairment evaluation process, including, but not limited to, the following: (a) the extent to which and the length of time the fair value has been below amortized cost; (b) the financial condition and near-term prospects of the issuer; (c) whether the debtor is current on contractually obligated interest and principal payments; (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value or repayment; (e) information obtained from regulators and rating agencies; (f) the potential for impairments in an entire industry sector or sub-sector; and (g) the potential for impairments in certain economically-depressed geographic locations. Where an impairment is considered to be other-than-temporary, the Company recognizes a write-down as an investment loss and adjusts the cost basis of the security accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. Once an impairment write-down has been recorded, the Company continues to review the impaired security for appropriate valuation on an ongoing basis.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 3—Long Term Bonds and Preferred Stocks—(continued)

Unrealized Losses on Bonds and Preferred Stocks: The gross unrealized losses and estimated fair values for securities, by the length of time that individual securities had been in a continuous unrealized loss position for 2008 and 2007 are shown in the table below (in thousands):

	Cost*	Gross Unrealized Loss	Estimated Fair Value
December 31, 2008
Less than twelve months:
Bonds	$934,458	$(73,565)	$860,893
Preferred Stocks	20,101	(5,310)	14,791

Total less than twelve months	$954,559	$(78,875)	$875,684

Twelve months or more:
Bonds	$518,356	$(128,086)	$390,270
Preferred Stocks	23,798	(8,323)	15,475

Total twelve months or more	542,154	(136,409)	405,745

Total-All bonds and preferred stocks	$1,496,713	$(215,284)	$1,281,429

*	Amortized cost for bonds and original cost for preferred stocks net of cumulative recorded other-than-temporary impairments.

	Cost*	Gross Unrealized Loss	Estimated Fair Value
December 31, 2007
Less than twelve months:
Bonds	$477,441	$(20,509)	$456,932
Preferred Stocks	29,905	(1,753)	28,152

Total less than twelve months	$507,346	$(22,262)	$485,084

Twelve months or more:
Bonds	$728,723	$(18,460)	$710,263
Preferred Stocks	10,017	(974)	9,043

Total twelve months or more	738,740	(19,434)	719,306

Total-All bonds and preferred stocks	$1,246,086	$(41,696)	$1,204,390

*	Amortized cost for bonds and original cost for preferred stocks net of cumulative recorded other-than-temporary impairments.

For 2008, the categories of securities where the estimated fair value declined and remained below cost for less than twelve months were concentrated in finance (26%), commercial mortgage-backed securities (14%), asset-backed securities (9%), oil & gas (9%), public utilities (8%), manufacturing (7%), mining (7%), real estate investment trusts (7%), communication (5%), transportation (4%) and other securities (4%). The preceding percentages were calculated as a percentage of the gross unrealized loss. The Company holds 12 bonds and 2 preferred stocks where the gross unrealized loss was greater than $1 million at December 31, 2008. These 14 investments represented 35% or $27.3 million in the aggregate of the total unrealized loss of $78.9 million.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 3—Long Term Bonds and Preferred Stocks—(continued)

For 2008, the categories of securities where the estimated fair value declined and remained below cost for twelve months or greater were concentrated in commercial mortgage-backed securities (46%), asset-backed securities (19%), finance (13%), manufacturing (5%), public utilities (5%), transportation (3%), oil & gas (3%), mining (2%), services (2%) and other securities (2%). The preceding percentages were calculated as a percentage of the gross unrealized loss. The Company holds 26 bonds and 3 preferred stocks where the gross unrealized loss was greater than $1 million at December 31, 2008. These 29 investments represented 69% or $94.5 million in the aggregate of the total unrealized loss of $136.4 million.

For 2007, the categories of securities where the estimated fair value declined and remained below cost for less than twelve months were concentrated in finance (37%), commercial mortgage-backed securities (33%), asset-backed securities (10%), manufacturing (5%), mortgage-backed securities (4%), transportation (4%), public utilities (2%), oil & gas (2%) and other securities (3%). The preceding percentages were calculated as a percentage of the gross unrealized loss. The Company holds 3 bonds where the gross unrealized loss was greater than $1 million at December 31, 2007. These investments represented 18% or $3.9 million in the aggregate of the total unrealized loss of $22.3 million.

For 2007, the categories of securities where the estimated fair value declined and remained below cost for twelve months or greater were concentrated in commercial mortgage-backed securities (24%), finance (24%), mortgage- backed securities (13%), asset-backed securities (12%), public utilities (8%), manufacturing (5%), oil & gas (4%), services (3%), communication (2%), mining (2%), transportation (2%) and other securities (1%). The preceding percentages were calculated as a percentage of the gross unrealized loss. The Company holds 2 bonds where the gross unrealized loss was greater than $1 million at December 31, 2007. These investments represented 12% or $2.4 million in the aggregate of the total unrealized loss of $19.4 million.

Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline is primarily attributable to increased market yields caused principally by an extensive widening of credit spreads at December 31, 2008 resulting from diminished market liquidity as opposed to a long-term deterioration in credit quality. The Company currently intends and has the ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover and the Company has concluded that these securities are not other-than temporarily impaired.

Scheduled Maturities of Bonds: The statutory carrying values and estimated fair values of long-term bond investments at December 31, 2008, by contractual maturity, are shown below (in thousands):

	Carrying Value	Estimated Fair Value
Due in one year or less	$272,201	$270,214
Due after one year through five years	840,705	804,091
Due after five years through ten years	210,211	200,794
Due after ten years	259,852	238,084

Subtotal	1,582,969	1,513,183
Residential mortgage-backed securities	215,016	220,166
Commercial mortgage-backed securities	152,839	79,205
Asset-backed securities	179,941	147,019

Total	$2,130,765	$1,959,573

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 3—Long Term Bonds and Preferred Stocks—(continued)

Bonds, not due at a single maturity date have been included in the preceding table based on the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations, although prepayment premiums may be applicable.

Included in the preceding table are NAIC 6 and 6Z long-term bond investments totaling approximately $24,259 thousand of which $4,813 thousand are categorized as one year or less, $12,331 thousand are categorized as due after one year through five years, $4,363 thousand are categorized as due after ten years and $1,751 thousand are categorized as residential mortgage-backed securities and $1,001 thousand are categorized as asset-backed securities.

Included in the preceding table under asset-backed securities is the Company’s exposure to sub-prime mortgage investments totaling $45,483 thousand. Ninety-eight percent (98%) of the sub-prime securities were rated investment grade (NAIC 1 and 2).

Bond Credit Quality and Diversification: At December 31, 2008 and 2007, approximately 98.0% and 97.5%, respectively, of the long-term bond portfolio was comprised of investment grade securities. The carrying values of long-term bond investments were diversified by industry classification at December 31 as follows:

	2008	2007
Public utilities	16.9%	12.7%
Finance and financial services	16.4	22.1
Manufacturing	11.9	11.2
Residential mortgage-backed securities	10.1	11.2
Asset-backed securities	8.5	6.2
Oil and gas	7.6	5.6
Commercial mortgage-backed securities	7.2	9.0
Communication	6.0	7.6
Services	4.3	3.7
Transportation	2.9	2.7
Retail and wholesale trade	2.5	3.4
REIT	1.9	1.4
Mining	1.9	0.8
US, Canada, Other Government	1.4	1.7
Revenue and Special Obligation	0.5	0.7

Total	100.0%	100.0%

The Company acquired bonds and stocks through exchanges aggregating $24,463 thousand and $ 0 during the year ended December 31, 2008 and 2007, respectively. When exchanging securities, the Company generally accounts for assets at their fair value or at the book value if lower unless the exchange was as a result of restricted securities under SEC rule 144A exchanged for unrestricted securities, which are accounted for at book value.

For the years ended December 31, 2008 and 2007, the carrying amount of bonds and stocks denominated in foreign currency was $ 0 and $9,395 thousand, respectively.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 3—Long Term Bonds and Preferred Stocks—(concluded)

Debt securities amounting to approximately $8,674 thousand and $8,754 thousand at December 31, 2008 and 2007, respectively, were on deposit with governmental authorities or trustees, as required by law.

The Company uses a third party proprietary system in determining the market value of its loan-backed and structured securities. In 2008, in accordance with SSAP 43, the Company changed from the retrospective to the prospective method due to negative yields and early adopted SSAP 98 in the fourth quarter on securities totaling $2,517 thousand carrying value. The change resulted in an additional $12,378 thousand of realized losses being recognized at December 31, 2008.

The Company does not have any restricted preferred stock.

Note 4—Mortgages

The Company originates mortgages that are principally collateralized by commercial real estate. The Company also acquires mezzanine real estate loans, which are secured by a pledge of direct or indirect equity interests in an entity that owns real estate. The Company did not originate conventional loans or acquire mezzanine loans during 2008.

Mortgage Impairment Review Process: The Company monitors the effects of current and expected market conditions and other factors on the collectibility of mortgages to identify and quantify any impairment in value. Any impairment is classified as either temporary, for which, a recovery is anticipated, or other-than-temporary. Mortgages held to maturity with impaired values at December 31, 2008, and 2007 have been written down to net realizable values based upon independent appraisals of the collateral while mortgages held for sale have been written down to the current fair value of the loan, as shown in the table below. For impaired mortgages where the impairments were deemed to be temporary, an allowance for credit losses has been established, as indicated below (in thousands):

	2008	2007	2006
Investment in impaired mortgages, with temporary allowances for credit losses (at net carried value plus accrued interest)	$—	$—	$—
Related temporary allowances for credit losses	$—	$—	$—
Investment in impaired mortgages, net of other-than-temporary impairment losses recognized	$—	$4,964	$16,560
Related write-downs for other-than-temporary impairments	$—	$(3,000)	$(326)
Average investments in impaired mortgages	$2,037	$11,912	$1,380
Interest income recognized on impaired mortgages during the period	$170	$596	$762
Interest income recognized on a cash basis during the period	$197	$649	$783

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 4—Mortgages—(continued)

Mortgage Diversification: At December 31, 2008 and 2007, the carrying values of mortgage investments were diversified by property type and geographic region, as follows:

	2008	2007
Property Type
Shopping centers	47.3%	44.5%
Office building	45.9	49.1
Apartments	6.8	6.4

Total	100.0%	100.0%

	2008	2007
Geographic Region
South Atlantic	33.6%	32.0%
North Central	25.5	23.7
Pacific	22.8	21.5
Mountain	11.3	10.7
South Central	6.8	6.4
Middle Atlantic	—	5.7

Total	100.0%	100.0%

At December 31, 2008, 25.5% of the mortgage portfolio was invested in Ohio in the North Central region and approximately 23.2% of the mortgage portfolio was invested in District of Columbia in the South Atlantic region. At December 31, 2007, 23.7% of the mortgage portfolio was invested in Ohio in the North Central region and approximately 21.9% of the mortgage portfolio was invested in District of Columbia in the South Atlantic region.

Scheduled Mortgage Maturities: At December 31, 2008, the contractual maturity schedule of mortgages is shown below (in thousands):

Carrying Value
Due in one year or less	$ 19,073
Due after one year through five years	55,341
Due after five years through ten years	2,727
Due after ten years	3,681

Total	$ 80,822

Actual maturities may differ from contractual maturities because borrowers may have the right to prepay mortgages, although prepayment premiums may be applicable.

There were no mortgages with restructured or modified terms at December 31, 2008 and 2007. For the years ended December 31, 2008, 2007 and 2006 the investment income earned on such mortgages was $ 0. When restructuring mortgages, the Company generally requires participation features, yield maintenance stipulations, and/or the establishment of property-specific escrow accounts funded by the borrowers. With respect to impaired loans, the Company accrues interest income to the extent it is deemed collectible. Due and accrued income on

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 4—Mortgages—(concluded)

any mortgage in default for more than eighteen months is non-admitted. Cash received on impaired mortgages that are performing according to their contractual terms is applied in accordance with those terms. For mortgages in the process of foreclosure, cash received is initially held in suspense and applied as return of principal at the time that the foreclosure process is completed, or the mortgage is otherwise disposed. There were no mortgages with interest more that 180 days past due at December 31, 2008 or 2007.

During 2008, the Company did not reduce the interest rate of outstanding loans.

The Company has no Reverse Mortgages as of December 31, 2008 and 2007.

The Company has no mortgages denominated in foreign currency for the years ended December 31, 2008 and 2007.

The Company does not underwrite nor does it hold sub-prime mortgages in the commercial mortgage portfolio and does not have any material indirect exposure from sub-prime lenders who are tenants in buildings that are secured by commercial mortgages.

Note 5—Subsidiaries and Affiliates

The Company is a direct wholly-owned insurance subsidiary of TIAA, an insurance company domiciled in the State of New York. TIAA-CREF Life Insurance Agency (“Agency”) is the sole operating subsidiary of TIAA-CREF Life. The Company has no investments in subsidiary, controlled and affiliated entities that exceed 10% of its admitted assets. To conform to the NAIC Annual Statement presentation, the Agency carrying values of $1,077 thousand and $1,046 thousand for December 31, 2008 and 2007, respectively, are reported as other invested assets. The carrying value of Agency was not impaired for the years ended December 31, 2008 or 2007. During 2008 and 2007, there was no net amount due from insurance subsidiaries and affiliates.

Note 6—Other Long-Term Investments

The Company’s carrying value of other long-term investments, which are primarily the interest in Agency, contract loans, derivatives, and investments in process, at December 31, 2008 and 2007 was $2,170 thousand, and $1,863 thousand, respectively.

Note 7—Commitments

The funding of bond commitments is contingent upon the continued favorable financial performance of the potential borrowers and the funding of mortgages and real estate commitments are generally contingent upon the underlying properties meeting specified requirements, including construction, leasing and occupancy. At December 31, 2008, the Company had no outstanding commitments to fund future investments.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 8—Investment Income and Capital Gains and Losses

Net Investment Income: The components of net investment income were as follows (in thousands):

	2008	2007	2006
Bonds	$115,087	$118,576	$131,774
Stocks	4,128	3,015	1,191
Mortgages	3,765	5,420	7,345
Cash, cash equivalents and short-term investments	1,893	4,768	2,532
Other long-term investments	(95)	(207)	397

Total gross investment income	$124,778	$131,572	$143,239

Less investment expenses	(3,011)	(2,985)	(3,240)

Net investment income before amortization of net IMR gains (losses)	121,767	128,587	139,999
Amortization of net IMR gains (losses)	1,316	(156)	1,209

Net investment income	$123,083	$128,431	$141,208

Due and accrued income is excluded from surplus on the following basis: 1) Bonds – income due and accrued on bonds NAIC designation 6 and 6Z or that is over 90 days past due, 2) Mortgages – income due and accrued with amounts greater than the excess of the property value over the unpaid principal balance and on mortgages in default more than eighteen months. Total due and accrued income excluded from net income was $2 thousand during 2008 and $ 0 for the years ended December 31, 2007 and 2006.

Realized Capital Gains and Losses: The net realized capital gains (losses) on sales, redemptions of investments and write-downs due to other than temporary impairments for the years ended December 31 were as follows (in thousands):

	2008	2007	2006
Bonds	$(52,575)	$(6,211)	$(2,531)
Stocks	(18,417)	(746)	—
Mortgages	3,217	(2,938)	(326)
Derivative instruments	(3,093)	(1,779)	—
Cash, cash equivalent and short-term investments	76	29	(2)

Total before capital gains taxes and transfers to the IMR	(70,792)	(11,645)	(2,859)
Transfers to the IMR	(2,248)	3,319	1,986
Capital gains tax	—	—	62

Net realized capital losses less capital gains taxes, after transfers to the IMR	$(73,040)	$(8,326)	$(811)

Reflected in the table above as realized capital losses are write-downs of bonds resulting from impairments that are considered to be other-than-temporary that were $48,451 thousand, $7,643 thousand and $1,324 thousand at December 31, 2008, 2007 and 2006, respectively. Write-downs of preferred stocks resulting from impairments that are considered to be other-than-temporary were $15,778 thousand, $650 thousand and $ 0 at December 31,

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 8—Investment Income and Capital Gains and Losses—(concluded)

2008, 2007 and 2006, respectively. Write-downs of mortgages resulting from impairments that are considered to be other-than-temporary were $ 0, $3,000 thousand and $326 thousand at December 31, 2008, 2007 and 2006, respectively.

Proceeds from sales of long-term bond investments during 2008, 2007 and 2006 were $55,617 thousand, $42,587 thousand and $146,587 thousand, respectively. Gross gains of $1,775 thousand, $130 thousand and $2,534 thousand, and gross losses, excluding impairments considered to be other-than-temporary, of $12,568 thousand, $597 thousand and $3,809 thousand were realized on these sales during 2008, 2007 and 2006, respectively.

Unrealized Capital Gains and Losses: For 2008, 2007 and 2006, the net change of unrealized capital gains / (losses) in investments, resulting in a net increase / (decrease) in valuation of investments was approximately $759 thousand, $(566) thousand and $(299) thousand, respectively.

Note 9—Disclosures About Fair Value of Financial Instruments

Fair Value Measurements

Included in the Company’s financial statements are certain financial instruments carried at fair value. Other financial instruments are periodically measured at fair value, such as when impaired, or, for certain bonds and preferred stock when carried at the lower of cost or market.

The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value of a liability is the amount at which that liability could be incurred or settled in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

Fair values are based on quoted market prices when available. When market prices are not available, fair values are primarily provided by a third party vendor or internally calculated. These fair values are generally estimated using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality. In instances where there is little or no market activity for the same or similar instruments, the Company estimates fair value using methods, models and assumptions that management believes market participants would use to determine a current transaction price. These valuation techniques involve management estimation and judgment which becomes significant with increasingly complex instruments or pricing models. Where appropriate, adjustments are included to reflect the risk inherent in a particular methodology, model or input used.

The Company’s financial assets and liabilities carried at fair value have been classified, for disclosure purposes, based on a hierarchy defined by SFAS 157, Fair Value Measurements. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset’s or a liability’s classification is based on the lowest level input that is significant to its measurement. For example, a Level 3 fair value measurement may include inputs that are both observable (Levels 1 and 2) and unobservable (Level 3). The levels of the fair value hierarchy are as follows:

Level 1—Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 9—Disclosures About Fair Value of Financial Instruments—(continued)

Level 2—Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument. Such inputs include market interest rates and volatilities, spreads and yield curves.

Level 3—Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.

Financial assets and liabilities measured at fair value on a recurring basis:

The following table provides information as of December 31, 2008 about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Bonds	$—	$—	$—	$—
Stocks	—	—	—	—

Sub-total bonds and stocks	—	—	—	—

Derivatives	—	—
Separate accounts	483,059	29,015	—	512,074

Total assets at fair value	$483,059	$29,015	$—	$512,074

Liabilities at fair value:
Derivatives	$—	$(56)	$—	$(56)

Total liabilities at fair value	$—	$(56)	$—	$(56)

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are not included in the Company’s revenues and expenses or surplus.

Assets measured at fair value on a non-recurring basis:

Certain financial assets are measured at fair value on a non-recurring basis, such as certain bonds and preferred stock valued at the lower of cost or fair value, or investments that are impaired during the reporting period and recorded at fair value on the balance sheet at December 31, 2008. The following table summarizes the changes in assets measured at fair value on a non-recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total Gains (Losses)
Bonds	$—	$25,076	$3,042	$(30,131)
Preferred Stock	310	3,979	—	(15,256)

Sub-total	$310	$29,055	$3,042	$(45,387)

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 9—Disclosures About Fair Value of Financial Instruments—(continued)

Described below are the Company’s application of the fair value hierarchy to its assets and liabilities carried at fair value on a recurring and non-recurring basis:

Level 1 financial assets

Unadjusted quoted prices for these securities are provided to the Company by independent pricing services. Separate account assets in Level 1 primarily include mutual fund investments valued by the respective mutual fund companies. Preferred stocks carried on a lower of cost or market basis are those that trade in an active market where prices for identical securities are readily available.

Level 2 financial assets

Typical inputs to models used by independent pricing services include but are not limited to benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, and industry and economic events. Because most bonds and preferred stocks do not trade daily, independent pricing services regularly derive fair values using recent trades of securities with similar features. When recent trades are not available, pricing models are used to estimate the fair values of securities by discounting future cash flows at estimated market interest rates.

If an independent pricing service is unable to provide the fair value for a security due to insufficient market information, such as for a private placement transaction, the Company will determine the fair value internally using a matrix pricing model. This model estimates fair value using discounted cash flows at a market yield considering the appropriate treasury rate plus a spread. The spread is derived by reference to similar securities, and may be adjusted based on specific characteristics of the security, including inputs that are not readily observable in the market. The Company assesses the significance of unobservable inputs for each security priced internally and classifies that security in Level 2 only if the unobservable inputs are insignificant.

Separate account assets carried on a recurring basis in Level 2 consist principally of corporate bonds. Preferred stocks in Level 2 are those carried on a lower of cost or market basis where daily trade prices are not available for identical securities.

Derivatives. Amounts classified in Level 2 represent over-the-counter instruments such as swap contracts that do not qualify for hedge accounting. Fair values for these instruments are determined internally using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives.

Level 3 financial assets

A bond classified as Level 3 on a non-recurring basis consists of a floating rate corporate bond which was priced manually using unobservable inputs.

Fair Value of Financial Instruments

The estimated fair value amounts of financial instruments presented in the following tables were determined by the Company using market information available as of December 31, 2008 and 2007 and appropriate valuation

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 9—Disclosures About Fair Value of Financial Instruments—(continued)

methodologies. However, considerable judgment is necessarily required to interpret market data in developing the estimates of fair value for financial instruments for which there are no available market value quotations. The estimates presented are not necessarily indicative of the amounts the Company could have realized in a market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Carrying Value	Estimated Fair Value
	(in thousands)
December 31, 2008
Assets
Bonds	2,130,765	1,959,573
Preferred Stocks	43,899	30,266
Mortgages	80,822	75,248
Cash, cash equivalents and short-term investments	104,993	104,993
Contract loans	1,093	1,093
Separate account assets	513,568	513,568
Liabilities
Liability for deposit-type contracts	887,434	887,434
Derivative financial instruments	56	56
Separate account liabilities	493,427	493,427

	Carrying Value	Estimated Fair Value
	(in thousands)
December 31, 2007
Assets
Bonds	2,164,565	2,146,689
Preferred Stocks	62,836	61,124
Mortgages	87,120	87,517
Cash, cash equivalents and short-term investments	61,566	61,566
Contract loans	818	818
Separate account assets	695,507	695,507
Liabilities
Liability for deposit-type contracts	808,995	808,995
Derivative financial instruments	3,422	3,422
Separate account liabilities	694,131	694,131

Valuation techniques or pricing sources for each instrument type are as follows:

Bonds: The fair values for publicly traded long-term bond investments were determined using prices provided by third party pricing services. For privately placed long-term bond investments without a readily ascertainable market value, such values were determined with the assistance of an independent pricing service utilizing a discounted cash flow methodology based on coupon rates, maturity provisions and credit assumptions.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 9—Disclosures About Fair Value of Financial Instruments—(concluded)

The aggregate carrying value and estimated fair value of publicly traded and privately placed bonds at December 31 were as follows (in thousands):

	2008		2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Publicly traded bonds	$1,726,164	$1,604,187	$1,691,897	$1,676,411
Privately placed bonds	404,601	355,386	472,668	470,278

Total bonds	$2,130,765	$1,959,573	$2,164,565	$2,146,689

Mortgages: The fair values of mortgages were generally determined by discounted cash flow methodology based on coupon rates, maturity provisions and credit assumptions.

Preferred Stocks: The fair values of preferred stocks were determined using prices provided by third party pricing or valuations from the NAIC.

Cash, Cash Equivalents, Short-Term Investments and Contract Loans: The carrying values were considered reasonable estimates of fair value.

Insurance and Annuity Contracts: The Company’s insurance and annuity contracts entail mortality risks and are, therefore, exempt from the fair value disclosure requirements related to financial instruments.

Deposit-type contracts: For deposit-type contracts the fair value approximates the carrying value. The carrying value is payable upon demand.

Derivative Financial Instruments: The fair value of interest rate cap contracts and credit default swap contracts are estimated by external parties and are reviewed internally for reasonableness based on anticipated interest rates, estimated future cash flows, and anticipated credit market conditions. The fair value of foreign currency swap and forward contracts and interest rate swap contracts are estimated internally based on estimated future cash flows, anticipated foreign exchange relationships and anticipated interest rates and such values are reviewed for reasonableness with estimates provided by the Company’s counter-parties.

Separate Accounts: Separate account assets are carried at market value.

Note 10—Derivative Financial Instruments

The Company uses derivative instruments for hedging and income generation. The Company does not engage in derivative financial instrument transactions for speculative purposes. The Company enters into derivatives directly with counterparties of high credit quality (i.e., rated AA or better at the date of a transaction) and monitors counter party credit quality on an ongoing basis. The Company does not require cash collateral on derivative instruments. The Company’s counter party credit risk is limited to the net positive fair value of its derivative positions for each individual counter party, unless otherwise described below.

Foreign Currency Swap Contracts: The Company enters into foreign currency swap contracts to exchange fixed and variable amounts of foreign currency at specified future dates and at specified rates (in U.S. dollars) as

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 10—Derivative Financial Instruments—(concluded)

a cash flow hedge to manage currency risks on investments denominated in foreign currencies. This type of derivative instrument is traded over-the-counter, and the Company is exposed to both market and counter party risk. The changes in the carrying value of foreign currency exchange rates are recognized as unrealized gains or losses. Derivative instruments used in hedging transactions that do not meet or no longer meet the accounting criteria of an effective hedge are accounted for at fair value according to accounting guidance. Net realized losses on foreign currency swap positions for the year ended December 31, 2008 were $3.1 million.

Interest Rate Swap Contracts: The Company enters into interest rate swap contracts to hedge against the effect of interest rate fluctuations on certain variable interest rate bonds. These contracts are designated as cash flow hedges and allow the Company to lock in a fixed interest rate and to transfer the risk of higher or lower interest rates. This type of derivative instrument is traded over-the-counter, and the Company is exposed to both market and counter party risk. The Company also enters into interest rate swap contracts to exchange the cash flows on certain fixed interest rate bonds into variable interest rate cash flows. These contracts are entered into as a fair value hedge in connection with certain interest sensitive products. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counter party at each due date. Net payments received and net payments made or accrued under interest rate swap contracts are reflected in net investment income. Derivative instruments used in hedging transactions that do not meet or no longer meet the accounting criteria of an effective hedge are accounted for at fair value. During 2008, there were no realized gains or losses on interest rate swaps.

		2008			2007
		(in thousands)
		Notional	Carrying Value	Estimated FV	Notional	Carrying Value	Estimated FV
Foreign currency swap contracts	Assets	—	—	—	—	—	—
	Liabilities	—	—	—	6,047	(3,332)	(3,332)

	Subtotal	—	—	—	6,047	(3,332)	(3,332)

Interest rate swap contracts	Assets	—	—	—	—	—	—
	Liabilities	4,000	(56)	(56)	4,000	(90)	(90)

	Subtotal	4,000	(56)	(56)	4,000	(90)	(90)

Total Derivatives	Assets	—	—	—	—	—	—
	Liabilities	4,000	(56)	(56)	10,047	(3,422)	(3,422)

	Total	4,000	(56)	(56)	10,047	(3,422)	(3,422)

Note 11—Separate Accounts

The Company’s Separate Account VA-1 (“VA-1”) was established as a separate account of the Company on July 27, 1998 to fund individual non-qualified variable annuities. It currently funds the Personal Annuity Select, Intelligent Variable Annuity, Lifetime Variable Select, Individual Flexible Premium Variable Annuities, and Single Premium Immediate Annuities. VA-1 is registered with the Securities and Exchange Commission (“SEC”) as a unit investment trust under the Investment Company Act of 1940. All of its assets are invested in an underlying portfolio of mutual funds.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 11—Separate Accounts—(continued)

Most of the contracts offered through VA-1 include a nominal guaranteed minimum death benefit. The Separate Account offers full or partial withdrawal at market value with no surrender charge. The assets of these accounts are carried at market value.

The Company’s Separate Account VLI-1 (“VLI-1”) is a unit investment trust and was organized May 23, 2001. It was established under New York Law for the purpose of issuing and funding flexible premium variable universal life insurance policies.

The Company provides mortality and expense guarantees to VA-1 and VLI-1, for which it is compensated. The Company also guarantees that expense charges to VLI-1 participants will never rise above the maximum amount stipulated in the contract.

Although the Company owns the assets of the separate accounts, and the obligations under the contracts are obligations of the Company, the separate account’s income, investment gains, and investment losses are credited to or charged against the assets of the separate account without regard to the Company’s other income, gains or losses. Under New York law, the separate account cannot be charged with liabilities incurred by any other than the Company’s separate account or other business activity the Company may undertake.

The Company’s Separate Account Investment Horizon Annuity (“IHA”) was established on July 23, 2008, as an individual flexible premium modified guaranteed annuity contract. The Company owns all of the assets related to the separate account and all of the investment performance. The assets of this account are carried at market value.

Information regarding separate accounts of the Company for the years ended December 31 is as follows (in thousands):

	December 31, 2008
	*Non-indexed less than or equal to 4%	**Non-indexed more than 4%	Non-guaranteed Separate Accounts	Total
Premiums, considerations or deposits for year ended:	$10,250	$680	$103,615	$114,545

Reserves at 12/31/08 for accounts with assets at:
Market value	10,172	696	483,286	494,154
Amortized cost	—	—	—	—

Total Reserves	$10,172	$696	$483,286	$494,154

By withdrawal characteristics:
Subject to discretionary withdrawal:
With MV adjustment	$2,820	$696	$—	$3,516
At BV without MV adjustment and with current surrender charge of 5% or more	—	—	—	—
At market value	—	—	483,286	483,286
At BV without MV adjustment and with current surrender charge less than 5%	7,352	—	—	7,352

Subtotal	10,172	696	$483,286	494,154
Not subject to discretionary withdrawal	—	—	—	—

Total reserves	$10,172	$696	$483,286	$494,154

*	Includes annuities whose credited rate will be at or below 4% during 2009.
**	Includes annuities whose credited rate will be above 4% throughout 2009.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 11—Separate Accounts—(continued)

	December 31, 2007
	Non-indexed less than or equal to 4%	Non-indexed more than 4%	Non-guaranteed Separate Accounts	Total
Premiums, considerations or deposits for year ended:	$—	$—	$131,071	$131,071

Reserves at 12/31/07 for accounts with assets at:
Market value	—	—	694,225	694,225
Amortized cost	—	—	—	—

Total Reserves	$—	$—	$694,225	$694,225

By withdrawal characteristics:
Subject to discretionary withdrawal:
With MV adjustment	$—	$—	$—	$—
At BV without MV adjustment and with current surrender charge of 5% or more	—	—	—	—
At market value	—	—	694,225	694,225
At BV without MV adjustment and with current surrender charge less than 5%	—	—	—	—

Subtotal	—	—	694,225	694,225
Not subject to discretionary withdrawal	—	—	—	—

Total reserves	$—	$—	$694,225	$694,225

	December 31, 2006
	Non-indexed less than or equal to 4%	Non-indexed more than 4%	Non-guaranteed Separate Accounts	Total
Premiums, considerations or deposits for year ended:	$—	$—	$144,088	$144,088

Reserves at 12/31/06 for accounts with assets at:
Market value	—	—	562,814	562,814
Amortized cost	—	—	—	—

Total Reserves	$—	$—	$562,814	$562,814

By withdrawal characteristics:
Subject to discretionary withdrawal:
With MV adjustment	$—	$—	$—	$—
At BV without MV adjustment and with current surrender charge of 5% or more	—	—	—	—
At market value	—	—	562,814	562,814
At BV without MV adjustment and with current surrender charge less than 5%	—	—	—	—

Subtotal	—	—	562,814	562,814
Not subject to discretionary withdrawal	—	—	—	—

Total reserves	$—	$—	$562,814	$562,814

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 11—Separate Accounts—(concluded)

The following is a reconciliation of transfers to or (from) the Company to the Separate Accounts (in thousands):

	2008	2007	2006
Transfers as reported in the Summary of Operations of the Separate Accounts Statement:
Transfers to Separate Accounts	$297,395	$321,631	$233,215
Transfers from Separate Accounts	(276,707)	(223,816)	(167,646)

Net transfers to or (from) Separate Accounts	20,688	97,815	65,569

Reconciling Adjustments:
Fund transfer exchange gain/(loss)	192	(345)	640

Transfers as reported in the Statements of Operations of the Life, Accident & Health Annual Statement	$20,880	$97,470	$66,209

Note 12—Related Party Transactions

The majority of services for the operation of the Company are provided at cost by TIAA pursuant to a Service Agreement. Expense reimbursement payments under the Service Agreement are made quarterly by TIAA-CREF Life to TIAA based on TIAA’s costs for providing such services. The Company also reimburses TIAA, at cost, on a quarterly basis for certain investment management services, according to the terms of an Investment Management Agreement.

The Company has a financial support agreement with TIAA. Under this agreement, TIAA will provide support so that TIAA-CREF Life will have the greater of (a) capital and surplus of $250 million, (b) the amount of capital and surplus necessary to maintain the Company’s capital and surplus at a level not less than 150% of the NAIC Risk Based Capital model or (c) such other amount as necessary to maintain TIAA-CREF Life’s financial strength rating at least the same as TIAA’s rating at all times. This agreement is not an evidence of indebtedness or an obligation or liability of TIAA and does not provide any creditor of TIAA-CREF Life with recourse to TIAA. The total capital stock owned by and net paid-in-capital received from TIAA is $290 million.

The Company maintains a $100 million unsecured 364-day revolving line of credit with TIAA. As of December 31, 2008, $30 million of this facility was maintained on a committed basis for which the Company paid a commitment fee of 3 basis points on the undrawn committed amount. During 2008, there were 17 draw downs totaling $41 million which were repaid by December 31, 2008. As of December 31, 2008 outstanding principal plus accrued interest was $ 0.

The Company subcontracts administrative services for VA-1 and VLI-1 to TIAA pursuant to an Amended and Restated Service Agreement. Teachers Personal Investor Services, a subsidiary of TIAA-CREF Enterprises, Inc. (“Enterprises”) and TIAA-CREF Individual & Institutional Services, LLC (“Services”), a subsidiary of TIAA, are authorized to distribute contracts for VA-1, VLI-1 and IHA.

Services for funding agreements used to fund certain qualified state tuition programs for which TIAA-CREF Tuition Financing, Inc. (“TFI”), a wholly-owned subsidiary of Enterprises, is the program manager, are provided to TIAA-CREF Life by TFI pursuant to a Service Agreement between the Company and TFI.

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 13—Federal Income Taxes

Beginning January 1, 1998, the Company began filing a consolidated federal income tax return with its parent and its affiliates. The consolidated group has entered into a tax-sharing agreement that follows the current reimbursement method, whereby members of the group will generally be reimbursed for their losses on a pro-rata basis by other members of the group to the extent that they have taxable income, subject to the limitations imposed under the Internal Revenue Code (“Code”). Amounts due from TIAA for federal income taxes were $206 thousand and $755 thousand at December 31, 2008 and 2007, respectively. The affiliates that file a consolidated federal income tax return with TIAA-CREF Life and its parent are as follows:

TIAA-CREF Enterprises, Inc.	Teachers Personal Investors Service, Inc.
Dan Properties, Inc.	T-Investment Properties Inc.
JV Georgia One, Inc.	T-Land Corp.
Teachers Michigan Properties, Inc.	WRC Properties, Inc.
JV Minnesota One, Inc.	TIAA-CREF Tuition Financing, Inc.
JWL Properties, Inc	TIAA-CREF Trust Company, FSB
Liberty Place Retail, Inc.	MOA Investors I, Inc.
MOA Enterprises, Inc.	730 Texas Forest Holdings, Inc.
ND Properties, Inc.	TIAA Global Markets, Inc.
Savannah Teachers Properties, Inc.	T-C Sports Co., Inc.
TCT Holdings, Inc.	TIAA Board of Overseers
Teachers Advisors, Inc.	TIAA Realty, Inc.
Teachers Boca Properties II, Inc.	TIAA Park Evanston, Inc.
Teachers Pennsylvania Realty, Inc.	Port Northwest IV Corporation

The components of TIAA-CREF Life’s net deferred tax asset are as follows (in thousands):

	2008	2007	Change
Gross deferred tax assets	$37,105	$12,816	$24,289
Gross deferred tax liabilities	—	—	—

Net deferred tax asset	37,105	12,816	24,289
Deferred tax assets, non-admitted	(34,909)	(10,310)	(24,599)

Net deferred tax asset, admitted	$2,196	$2,506	$(310)

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 13—Federal Income Taxes—(continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2008	2007
Deferred tax assets:
Investments	$19,997	$1,049
Deferred acquisition costs	9,142	9,592
Differences between statutory and tax reserves	688	758
Capital loss carryover	7,270	1,407
Other	8	10

Total deferred tax assets	37,105	12,816
Non-admitted deferred tax assets	(34,909)	(10,310)

Admitted deferred tax assets	2,196	2,506
Deferred tax liabilities	—	—

Net admitted deferred tax asset	$2,196	$2,506

A reconciliation of TIAA-CREF Life statutory tax rate to actual federal income tax rate was as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Net gain from operations	$15,569	$24,597	$24,336
Realized capital losses inclusive of OTTI	(70,792)	(11,644)	(2,860)
Statutory rate	35%	35%	35%

Tax at statutory rate	$(19,328)	$4,534	$7,517

Deferred acquisition costs less amortization	(636)	(534)	(729)
Amortization of interest maintenance reserve	(461)	55	(423)
Net increase in reserves	(70)	379	50
True-up of prior year’s tax	116	(373)	(137)
Foreign exchange gain / (loss)	32	(1,038)	(114)
Market discount adjustment	177	(340)	(571)
Separate account net income	(568)	(298)	(246)
Prepayment penalty	(101)	(305)	(102)
Other adjustments	67	18	—
Book/tax capital loss differences deferred for tax	18,860	3,559	111
Capital loss carry forward	5,917	516	890

Current federal income tax expense	$4,005	$6,173	$6,246

Current effective tax rate	(7)%	48%	29%

Deferred federal income tax expense (benefit)	$310	$(477)	$(120)

Deferred effective tax rate	(1)%	(4)%	(1)%

Total federal income tax expense	$4,315	$5,696	$6,126

Total federal effective tax rate	(8)%	44%	28%

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 13—Federal Income Taxes—(concluded)

The Company incurred $16,905 thousand of tax basis capital losses in 2008. In addition, the Company has a $3,865 thousands capital loss from 2007. The Company has net capital losses carry forwards which will expire as follows: 2011 through 2013, $20,770 thousand.

The Company’s gross deferred tax assets are primarily attributable to differences in required reserves, capitalization of deferred acquisition costs required by the Code and write-downs of securities that are deferred for tax purposes.

The Company incurred federal taxes in the current or preceding years that are available for recoupment in the event of future net losses, as follows (in thousands):

Year	Tax Incurred
2006	$6,010
2007	$6,661
2008	$3,889

As of December 31, 2008 and 2007, the Company had no net operating loss carry forward for tax purposes.

Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). Fin 48 establishes a minimum threshold for financial statement recognition of the benefits of positions taken in tax returns, and requires certain expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open years as of the effective date. Management has evaluated the Company’s tax position under the principles of FIN 48, and does not have to record any uncertain tax benefits as of December 31, 2008 or 2007.

Note 14—Pension Plan and Postretirement Benefits

The Company has no employees. The Company’s parent, TIAA allocates employee benefit expenses based on salaries attributable to the Company. The Company’s share of net expense for the qualified defined contribution plan was approximately $1,799 thousand, $1,679 thousand and $2,054 thousand for 2008, 2007 and 2006, respectively and for other postretirement benefit plans was $200 thousand, $217 thousand and $327 thousand for 2008, 2007 and 2006, respectively.

Note 15—Policy and Contract Reserves

Policy and contract reserves are determined in accordance with standard valuation methods approved by the Department and are computed in accordance with standard actuarial formulae. The reserves are based on assumptions for interest, mortality and other risks insured and establish a sufficient provision for all benefits guaranteed under policy and contract provisions.

Personal Annuity Select (“PAS”), a deferred annuity, and Funding Agreements (“FA”) represent 93% of the total General Account reserves in the Company. The general account reserves for these products are established using Commissioners Annuity Reserve Valuation Method (“CARVM”) in accordance with the Standard Valuation Law, NY Regulation 151, Actuarial Guideline 33 and Actuarial Guideline 34. In addition, a reserve is maintained in the general account for the PAS’s, the Lifetime Variable Select’s (“LVS”) and the Intelligent Variable

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 15—Policy and Contract Reserves—(continued)

Annuity’s (“IVA”) Guaranteed Minimum Death Benefit (“GMDB”) provisions. The reserve for the GMDB is calculated on a seriatim basis in accordance with Actuarial Guideline 34, Variable Annuity Minimum Guaranteed Death Benefit Reserves and New York State Regulation 151 and was approximately $2,949 thousand and $771 thousand at December 31, 2008 and 2007 respectively.

For the product, Lifetime Fixed V, base reserves are calculated in accordance with the CARVM as the greatest present values, at the date of valuation, of all future benefits provided for by the contract on any day of each respective contract year. Reserves are based on the Annuity 2000 Table and interest rates on an issue year basis, varying by benefit type.

For deferred annuities in the pay out stage, Single Premium Immediate Annuities (“SPIA”) and supplementary contracts, the path of future guaranteed benefits with the highest present value is used to set policy reserves. For most fixed period annuity contracts (except for certain issues prior to 2002), this present value is calculated using the maximum statutory valuation interest rate for SPIA. Life annuity contracts are valued based on the Annuity 2000 table, and the maximum valuation interest rates on an issue year basis.

Withdrawal characteristics of annuity actuarial reserves and deposit-type contracts at December 31 are as follows (in thousands):

	2008		2007
	Amount	Percent	Amount	Percent
Subject to discretionary withdrawal:
At book value without adjustment	$2,007,476	79.5%	$1,933,003	72.6%
At book value less current surrender charge of 5% or more	674	0.0%	1,133	0.0%
At fair value	465,040	18.4%	676,409	25.5%
Not subject to discretionary withdrawal	53,721	2.1%	50,913	1.9%

Total (gross)	2,526,911	100.0%	2,661,458	100.0%

Reinsurance ceded	—		—

Total (net)	$2,526,911		$2,661,458

Annuity reserves and deposit-type contract funds for the year ended December 31 are as follows (in thousands):

	2008	2007
General Account:
Total annuities (excluding supplementary contracts with life)	$1,163,458	$1,140,701
Supplementary contracts with life contingencies	678	694
Miscellaneous reserves, GMDB	2,949	771
Deposit-type contracts	887,434	842,883

Subtotal	2,054,519	1,985,049

Separate Accounts:
Annuities	472,392	676,409

Total	$2,526,911	$2,661,458

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Note 15—Policy and Contract Reserves—(concluded)

For Ordinary Life Insurance (including term plans, universal life and variable universal life), reserves for all policies are calculated in accordance with New York State Insurance Regulation 147 using the 1980 CSO Table or 2001 CSO Table and interest rates of 4.5% and 4.0%. Term conversion reserves are based on TIAA term conversion mortality experience and interest at 4.0%.

Liabilities for incurred but not reported life insurance claims and disability waiver of premium claims are based on historical experience and are set equal to a percentage of paid claims. Reserves for amounts not yet due for incurred but not reported disability waiver of premium claims are a percentage of the total Active Lives Disability Waiver of Premium Reserve.

The Company waives deduction of deferred fractional premiums upon death of the insured and returns any portion of the final premium beyond the date of death. The Company had no policies where the surrender values were in excess of the legally computed reserves at December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008 and 2007, the Company had $21.9 billion and $21.4 billion of insurance in force for which the gross premiums were less than the net premiums according to the standard of valuation set by the State of New York. Premium deficiency reserves related to the above insurance totaled $8,208 thousand and $9,839 thousand at December 31, 2008 and 2007, respectively.

For retained assets, an accumulation account issued from the proceeds of annuity and life insurance policies, reserves are held equal to the current account balances.

The Tabular Interest has been determined by formula as prescribed by the NAIC. The Tabular Less Actual Reserve Released has been determined by formula as prescribed by the NAIC. The Tabular Cost has been determined by formula as described in the instructions prescribed by the NAIC. For Immediate Annuities not involving life contingencies and Supplementary Contracts not involving life contingencies, for each valuation rate of interest, the tabular interest has been calculated as the product of the valuation rate times the mean liability for the year. For all other funds not involving life contingencies, tabular interest has been calculated as the total interest credited to such funds.

Note 16—Reinsurance

In 2004, TIAA and TIAA-CREF Life entered into a series of agreements with Metropolitan Life Insurance Company (“MetLife”) including an administrative agreement for MetLife to service the long-term care business of TIAA and TIAA-CREF Life, an indemnity reinsurance agreement where TIAA and TIAA-CREF Life ceded to MetLife 100% of the long-term care liability and an assumption reinsurance agreement where, after appropriate filings in each jurisdiction, MetLife has begun the process of offering the TIAA and TIAA-CREF Life policyholders the option of transferring the liability for policies from TIAA and TIAA-CREF Life to MetLife. At December 31, 2008, there were still premiums in force of $9,733 thousand.

In addition to the MetLife agreements, the Company enters into reinsurance agreements in the normal course of its insurance business to reduce overall risk. The Company remains liable for reinsurance ceded if the reinsurer fails to meet its obligation on the business assumed. All reinsurance is placed with unaffiliated reinsurers. The regulatory required liability for reserves ceded to unauthorized reinsurers is secured by letters of credit. The Company does not have reinsurance agreements in effect under which the reinsurer may unilaterally cancel the

TIAA-CREF LIFE INSURANCE COMPANY

NOTES TO STATUTORY—BASIS FINANCIAL STATEMENTS—(Concluded)

DECEMBER 31, 2008

Note 16—Reinsurance—(concluded)

agreement. Amounts shown in the financial statements are reported net of the impact of reinsurance. The major lines in the accompanying financial statements that were reduced by the effect of these reinsurance agreements include (in thousands):

	2008	2007	2006
Premiums	$37,468	$44,915	$37,817
Increase in policy and contract reserves	$41,244	$18,889	$66,915
Policy and contract reserves	$255,926	$214,682	$195,794

Note 17—Capital and Surplus and Shareholders’ Dividends Restrictions

The portion of unassigned surplus represented or reduced by each item below as of December 31 are as follows (in thousands):

	2008	2007
Net unrealized capital gains / (losses)	$759	$(566)
Asset valuation reserve	$9,418	$5,453
Deferred federal income tax	$24,289	$1,692
Non-admitted assets	$(25,292)	$(25,114)
Change in separate account	$(3)	$14

Capital: The Company has 2,500 shares of common stock authorized, issued and outstanding. All shares are Class A. The Company has no preferred stock outstanding.

Dividend Restrictions: Under the New York Insurance Law, the Company is permitted without prior insurance regulatory clearance to pay a stockholder dividend as long as the aggregated amount of all such dividends in any calendar year does not exceed the lesser of (i) 10% of its surplus to policyholders as of the immediately preceding calendar year and (ii) its net gain from operations for the immediately preceding calendar year (excluding realized investment gains). The Company generally has not paid dividends to its shareholder and has no plans to in 2009.

Note 18—Contingencies

It is the opinion of management that any liabilities which might arise from litigation, state guaranty fund assessments, and other matters, over and above amounts already provided for in the financial statements, are not considered material in relation to the Company’s financial position or the results of its operations.

Note 19—Subsequent Events

On March 17, 2009 the Company’s parent, TIAA, made a $70 million capital contribution in accordance with the financial support agreement. See Note 12

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Under the supervision and participation of the registrant’s management, including our CEO and CFO, we conducted an evaluation of the design effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2008. Based upon management’s review, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.

(b) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is a process designed under the supervision of the CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with statutory accounting principles prescribed or permitted by the New York State Insurance Department.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

All directors are employees of TIAA, the parent company of TIAA-CREF Life, and do not receive additional compensation for their board service. Directors are selected by the Nominating and Personnel Committee of the Board. The election of Directors generally occurs at the annual meeting of the stockholder. The annual meeting is held each year on the second Wednesday of November. At such annual meeting, all Directors are elected for the ensuing year. The names, ages and a description of the business experience, principal occupation and employment during at least the last five years of each of the directors of TIAA-CREF Life are set forth below:

Eric T. Jones, 47, has been Chairman of the Board of Directors, President, and Chief Executive Officer since August 2008. He is also the Chairman of the Executive Committee of the Board. He joined TIAA as Senior Vice President for Individual Products in September 2006. Prior to joining TIAA, he was Senior Vice President and Director of Product Development and Manager of Research at UBS Financial Services Inc. (“UBS”) from 2004 to 2005. From 2001 to 2004, he was a Senior Vice President and Director of Wealth Management Services at UBS.

Elizabeth D. Black, 49, has been Managing Director and Head of Fixed Income Portfolio Management at TIAA since October 2006. Ms. Black was named a Managing Director at TIAA in 1998 and was first elected to the Board in June 2006.

Sanjeev Handa, 47, is a Managing Director and Head of Global Public Markets at TIAA. He has been with TIAA since 1988 and was first elected to the Board in November 2007. Prior to assuming his current position in September 2006, Mr. Handa managed TIAA’s asset-backed and CDO portfolios for eight years.

Nancy Heller, 52, is a Senior Managing Director and Head of Institutional Relationships at TIAA and has held this role since 2006. From 2003 to 2006, she was Senior Managing Director and Head of TIAA-CREF Asset Management, a division of Teachers Advisors, Inc. From 2000 to 2003, she served as Managing Director, Public Markets. Ms. Heller was first elected to the Board in November 2007.

Patrick Kennedy, 53, was first elected to the Board in November 2008. He has served as Vice President and Head of the Shared Resource Group in Client Services of TIAA since August 2008. From April 2004 to August 2008, Mr. Kennedy served as the Vice President and Head of Wealth Management Services of TIAA. Prior to joining TIAA, Mr. Kennedy worked as an independent consultant from November 2003 to April 2004 after working at Deutsche Asset Management as Director of Managed Account Services from June 2002 to November 2003.

Harry I. Klaristenfeld, 58, has been Senior Vice President and Chief Actuary of TIAA since July 2005. From March 2000 to June 2005, he was Executive Vice President and Chief Actuary of TIAA. He has been employed by TIAA in various actuarial and management positions since June 1971. Mr. Klaristenfeld is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries. Mr. Klaristenfeld has been serving on the Board since 2006.

Matthew Kurzweil, 41, is Vice President and Corporate Controller at TIAA. Prior to joining TIAA in October 2006, he was a Partner for more than five years in the Financial Services Advisory Practice with Ernst & Young. Mr. Kurzweil was first elected to serve on the Board in May 2008.

Lisa Mancini, 48, has been the Chief Underwriter and Director of New Business and Underwriting for TIAA and TIAA-CREF Life since November 2005. In January 2009m Ms. Mancini transitioned into a newly focused role as Chief Underwriter and Director for insurance products. Ms. Mancini was previously employed by AXA Financial, serving as Assistant Vice President from June 2003 to May 2005 and as Vice President from May 2005 to November 2005. She also held the position as an Assistant Vice President of Swiss Reinsurance America Corporation from May 1999 to June 2003. Ms. Mancini is a member of the Association of Home Office Underwriters (AHOU) and holds the designation of Fellow of the Academy of Life Underwriting (FALU) through that organization. She currently serves as committee member of the American Council of Life Insurers Risk Classification Committee. Ms. Mancini was first elected to serve on the Board in May 2008.

Steven Maynard, 44, serves as Vice President and Chief Operating Officer of TIAA-CREF Life. He has served within the Life Insurance and Non-qualified Annuity area of TIAA since joining TIAA in 2003. Mr. Maynard served in positions in information technology at Wachovia Bank from 1998 to 2003. He holds CLU, ChFC, and FLMI designations. Mr. Maynard was first elected to the Board in December 2006.

Peter F. Murphy, III, 47, is Senior Vice President and Chief Technology Officer for TIAA. Mr. Murphy joined TIAA in November 2005 as Chief Information Security Officer. From March 2004 to November 2005, he served as SVP/Senior Operational Risk Manager in Risk Management at Bank of America. From January 2002 to March 2004, he served as SVP/Chief Information Security Officer for AmSouth Bank. Mr. Murphy was first elected to the Board in November 2007.

Russell Noles, 50, was first elected to the Board in November 2008 and is the Chairman of the Audit Committee of the Board. He was appointed by TIAA as Senior Vice President, Product Development and Marketing in October 2008. From July 2006 to September 2008, Mr. Noles served as Senior Vice President, Head of Corporate Internal Audit for TIAA. From May 2005 to June 2006, he served as Vice President and Acting Chief Financial Officer of TIAA. From July 2004 to April 2005, he served as Vice President, Internal Audit for TIAA. Prior to joining TIAA, Mr. Noles was a Vice President, Internal Audit with the St. Paul Companies/St. Paul Travelers Companies from November 2001 to June 2004.

Douglas A. Rothermich, 48, serves as Vice President, Wealth Planning, TIAA-CREF Wealth Management Group. He assumed his current role in 2003 and has been with TIAA since June 1997. Mr. Rothermich was first elected to the Board in November 2007.

Wayne B. Williams, 48, is Vice President, Market and Channel Integration for TIAA’s and TIAA-CREF Life’s individual products. Prior to joining TIAA in 2004, Mr. Williams had served in senior positions in product management, marketing, distribution and information technology at Sun Life Financial since 2001. Mr. Williams was first elected to the Board in November 2007.

The Board has an Audit Committee that reviews the scope and results of the audit and other services provided by TIAA-CREF Life’s independent registered public accounting firm, and reviews and approves matters pertaining to accounting, internal control procedures, and related policies. The Board has an Executive Committee that has the full powers of the Board during intervals between the meetings of the Board. The Board has an Investment Committee that determines the investment policies and supervises the investment of the funds of TIAA-CREF Life. The Board has a Nominating and Personnel Committee that nominates directors and executive officers and designates principal officers. The Board does not have a Compensation Committee because TIAA-CREF Life does not have any employees. The Board may, from time to time, establish certain other committees and subcommittees to facilitate the management of TIAA-CREF Life.

Executive Officers

All executive officers are denoted by (*). All officers are employees of TIAA and do not receive any compensation from TIAA-CREF Life for their services. The names, ages, position and a description of the business experience, principal occupation and employment during at least the last five years of each of the officers of TIAA-CREF Life are set forth below:

Eric T. Jones *—For Mr. Jones’s business experience, principal occupation and employment history, see information under “Directors.”

Linda Dougherty *, 60, became Vice President and Assistant Controller of TIAA in January 2007 and has served as the Chief Financial Officer of TIAA-CREF Life since 2003. She has served in various finance and management positions since she joined TIAA in March 1999.

Harry I. Klaristenfeld—For Mr. Klaristenfeld’s business experience, principal occupation and employment history, see information under “Directors.”

Lisa Mancini—For Ms. Mancini’s business experience, principal occupation and employment history, see information under “Directors.”

Steven Maynard—For Mr. Maynard’s business experience, principal occupation and employment history, see information under “Directors.”

Marjorie Pierre-Merritt, 41, is Secretary of TIAA-CREF Life and VP, Assistant Corporate Secretary of TIAA. She served as Acting Corporate Secretary of TIAA and the TIAA-CREF Funds Complex from September, 2007 to April 2008. Prior to that role, she was Assistant Corporate Secretary of TIAA since 2006. Before joining TIAA, Ms. Pierre-Merritt was Assistant Corporate Secretary of The Dun & Bradstreet Corporation from 2003 to 2006, and Counsel at The New York Times Company from 2001 to 2003.

Dennis Rupp, 46, serves as a Director of Insurance Wholesaling. He has served in this position since joining TIAA in 2005. Before joining TIAA, Mr. Rupp was a Vice President at Fidelity Investments where he worked from 1995 to 2005.

Wayne Smiley, 46, is the Chief Compliance Officer of TIAA-CREF Life. He has been a Director, Compliance Officer with TIAA since 2006. Prior to his employment with TIAA, Mr. Smiley was Assistant Vice President and Chief Compliance Officer of Old Mutual Financial Network in Baltimore, Maryland from 2000 to 2006.

Greg Smith, 50, has served as Director, Product Management since joining TIAA in 2005. From 1995 to 2005, he was a Vice President at Kansas City Life Insurance Company.

Stephen Steinberg, 42, has served as Vice President and Actuary since joining TIAA in April 2005. Prior to that, he served as Vice President and Actuary at ING from July 2002 to April 2005.

Edward D. Van Dolsen, 50, was named Vice President of TIAA-CREF Life in November 2008. He has served as Executive Vice President, Product Development and Management of TIAA since August 2008. Mr. Van Dolsen was Executive Vice President of Institutional Client Services of TIAA from March 2006 to September 2008. From July 2003 to February 2006, Mr. Van Dolsen served as TIAA’s Senior Vice President of Pension Products and from July 1998 to June 2003, Mr. Van Dolsen served as Vice President of Support Services of TIAA.

John Wesley, 55, Vice President and Director, After-Tax Annuities of TIAA-CREF Life, Director, After-Tax Annuities of TIAA since 2003 and has been with TIAA since June 1991. He is licensed as an insurance agent in all 50 states and holds FINRA Series 6, 7, 24 and 26 designations. He is a Certified Financial Planner, chairman of the LIMRA Annuity Committee and a member of NAVA.

Wayne B. Williams—For Mr. Williams’ business experience, principal occupation and employment history, see information under “Directors.”

Audit Committee Financial Expert

On November 13, 2008, the Board of Directors of TIAA-CREF Life determined that Russell Noles was qualified and would serve as the audit committee financial expert on TIAA-CREF Life’s audit committee. Mr. Noles is not independent of TIAA-CREF Life’s management.

Code of Ethics

The Board of Trustees of TIAA has a code of ethics for senior financial officers, including its principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions, in conformity with rules promulgated under the Sarbanes-Oxley Act of 2002. As employees of TIAA, the Board of Directors and Executive Officers of TIAA-CREF Life must adhere the code of ethics for Senior Financial Officers adopted by TIAA’s Board of Trustees. In addition, TIAA-CREF Life has a code of ethics for senior financial officers, including its principal executive officers, principal financial officers, principal accounting officers or controllers, in conformity with rules promulgated under the Sarbanes-Oxley Act of 2002. The code of ethics for TIAA-CREF Life is filed as an exhibit to this report.

During the reporting period, there were no implicit or explicit waivers granted by the Registrant from any provision of the code of ethics.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

We do not currently have any employees. Our operational needs are met by TIAA and certain of its direct and indirect wholly-owned subsidiaries. All employees who provide services to us are TIAA employees and are paid by TIAA. Their compensation-related costs are allocated to us based on various factors, the primary being the estimated time allocated to providing service to TIAA-CREF Life, or as general corporate overhead, based primarily on assets under management. Our directors and officers are not specifically compensated for their work for TIAA-CREF Life. The description of the compensation plans, the Corporate Scorecard, the Long Term Performance Plan (“LTPP”) Scorecard and the compensation-related information presented below is primarily related to TIAA. The compensation tables contain the compensation-related costs allocated from TIAA to TIAA-CREF Life for the Named Executive Officers.

Compensation and Benefits Philosophy

The compensation and benefits programs for TIAA executives are designed with the goal of providing compensation that is fair, reasonable and competitive. The programs are intended to help TIAA recruit and retain qualified executives, and motivate executives by providing rewards that are linked to performance while also aligning the interests of executives with those of TIAA’s institutional clients and individual customers (referred to in this Item 11as “participants”).

The design of specific programs is based on the following guiding principles:

Performance

TIAA believes that the best way to accomplish alignment of compensation plans with the interest of its participants is to link pay directly to individual, business area and company-wide performance. When performance exceeds expectations, pay levels are targeted to be above the competitive median. When performance falls below expectations, pay levels are targeted below the competitive median

Competitiveness

Compensation and benefits programs are designed to be competitive with those provided by companies with whom TIAA competes for talent. In general, programs are considered competitive when they are targeted at the competitive median of these competitor companies and vary based on level of performance. Benefits programs are designed to provide competitive levels of protection and financial security and are not based on performance.

Cost

Compensation and benefit programs are designed to be cost-effective and affordable, ensuring that the interests of TIAA’s participants are considered.

Comparator Groups

The relevant comparator group for compensation and benefit programs consists of financial services firms, including insurance companies, mutual funds and other investment companies. Information regarding compensation and benefit programs of the firms included in the comparator group is provided to TIAA by independent compensation survey providers. The survey data further enables the Human Resources Committee of TIAA’s Board of Trustees (the “Committee”) to compare the competitiveness of the compensation of its executive officers with those firms with which TIAA competes for talent.

Internal Equity

The guiding principles described above are the same principles that govern the design of the compensation and benefit plans provided to TIAA’s non-executive workforce. TIAA believes that this alignment of philosophy is an important element in creating an environment of trust and teamwork that furthers the long-term interests of the organization.

Components of Total Compensation

TIAA’s executive compensation and benefits package consists of direct compensation and company-sponsored benefit plans. Each component is designed to achieve a specific purpose and contribute to a total package that is competitive, appropriately performance-based, and valued by TIAA’s executives.

Direct Compensation

Direct compensation consists of base salary and variable compensation (which includes an Annual Cash Award and a Long Term Performance Plan Award). All elements of compensation are targeted at the competitive median. Both elements of variable compensation are linked to performance – individual, business area and company-wide. When performance exceeds expectations, pay levels are targeted to be above the competitive median. When performance falls below expectations, pay levels are targeted below the competitive median. By creating these links, TIAA seeks to achieve its objectives of performance-based, cost-effective compensation programs.

Base Salary

Base salary is determined with reference to competitive pay practices and is aligned with the individual’s relative role and responsibilities.

Variable Compensation

Variable compensation, comprised of Annual Cash Awards and Long Term Performance Plan Awards, is designed to place a significant portion of total compensation at risk – that is, linked directly to performance.

Annual Cash Award

Annual Cash Awards, together with base salary, comprise the annual total cash compensation payable to executives. Annual Cash Awards are discretionarily determined with reference to the competitive market and vary based on performance.

Long Term Performance Plan Award

Awards under the LTPP are determined as dollar amounts and granted as plan units that vest over a specified performance period. The number of units awarded is determined by dividing the dollar value of the individual’s award by the plan’s unit value as of December 31st of the preceding year. Depending on the level of the executive who received the award, units awarded prior to 2008 vest in either three equal annual installments on the third, fourth, and fifth anniversaries of the grant date or vest in full on the third anniversary of the grant date. Beginning with the February 2008 awards, units vest on the third anniversary of the grant date. The cash value of the units is payable upon vesting and, generally, individuals must be employed on the vesting date in order to receive a payment.

The LTPP was designed to mirror equity-related plans offered by most organizations with which TIAA competes for talent. The plan enables executives to align their interests with those of participants and to participate in the success of the enterprise. Following an extensive review last year, several changes were made to the LTPP plan effective 2008 to ensure market competitiveness and to better tie the LTPP performance to long-term performance metrics.

Company-Sponsored Benefit Plans

TIAA provides company-sponsored insurance, retirement and severance benefit plans to executives. The benefits package is designed to assist executives in providing for their own financial security in a manner that recognizes individual needs and preferences.

Insurance Plans

The core insurance package includes health, dental, disability and basic group life insurance coverage. In general, executives participate in these benefits on the same basis as other TIAA employees.

Retirement and Deferred Compensation Plans

TIAA provides qualified (under the IRC) and non-qualified retirement and deferred compensation benefits to executives.

Retirement Plan

The TIAA Retirement Plan is a tax-qualified defined contribution plan intended to help provide for an employee’s financial security in retirement. TIAA employees who have completed six months of service and are age 21 or older are eligible to participate in the plan. TIAA makes contributions that may currently be invested in TIAA and/or CREF retirement annuities and TIAA-CREF mutual funds available under the plan, as directed by the employee. Contributions are expressed as a percentage of base salary and the percentage increases upon attainment of certain ages. TIAA does not offer a defined benefit retirement plan.

Equalization Plan

The TIAA Retirement Benefit Equalization Plan (“Equalization Plan”) is a non-qualified plan that covers all employees for whom TIAA’s annual contributions to the TIAA Retirement Plan are restricted by IRC limitations. Under the Equalization Plan, TIAA contributes an amount equal to what would otherwise have been provided under the TIAA Retirement Plan except for the restrictions imposed by tax law. Amounts are credited to notional accounts in the same annuity and mutual fund options as under the TIAA Retirement Plan. In 2008, benefits were payable from the Equalization Plan following the executive’s separation from service and at the same time as benefits were payable under the TIAA Retirement Plan. Due to a change in the tax law effective in 2009, amounts under the Equalization Plan are now payable independently from the TIAA Retirement Plan. All amounts deferred under the Plan are fully vested after three years of service

TIAA 401(k) Plan and Excess Plan

TIAA’s 401(k) plan provides employees the opportunity to save for retirement on a tax-favored basis. Executives may elect to participate in the 401(k) plan on the same basis as all other TIAA employees. Contributions made may currently be invested in TIAA and/or CREF retirement annuities and TIAA-CREF mutual funds available under the plan, as directed by the employee. Employees whose deferrals are subject to IRC limits may defer excess amounts under the TIAA 401(k) Excess Plan (“Excess Plan”), a non-qualified plan. Amounts are credited to notional accounts in the same annuity and mutual fund options as under the 401(k) plan. In 2008, benefits under the Excess Plan were payable at the same time as benefits were payable under the 401(k) plan. Due to a change in the tax law effective in 2009, amounts under the Excess Plan are now payable independently from the 401(k) plan. All amounts in the Excess Plan are fully vested at all times. Neither the 401(k) plan nor the Excess Plan provide for matching contributions.

Severance Plan

Executives whose employment terminates involuntarily because their positions are eliminated, relocated, or their job duties change due to company reorganization qualify for competitive severance benefits under TIAA’s severance plan. Executives participate in the severance plan on the same basis as other TIAA employees. In general, the level of severance benefit is based on the number of years of completed service and is tiered based on the employee’s base salary. The minimum severance benefit is six weeks of salary and the maximum is 52 weeks of salary.

Employees who are eligible for benefits under the Severance Plan are also eligible to receive a payment based on their prior year Annual Cash Award. Also, any outstanding performance units awarded in 2005 or later under the LTPP will continue to vest per the vesting schedule under which the awards were granted. Awards granted prior to 2005 will vest on a prorated basis. All severance benefits are conditional on the executive signing a Separation and Release Agreement.

Perquisites

There were no perquisites for the Named Executive Officers.

Determining Benefit Levels

These benefit levels, in aggregate, are reviewed periodically to ensure that the plans and programs provided are generally competitive and cost-effective for TIAA and support TIAA’s human capital needs. Benefit levels are not directly tied to company-wide, business area, or individual performance.

Establishing Compensation Levels

Direct compensation levels (base salary, Annual Cash Award and LTPP Award) are established based on several factors: competitive benchmarking and company-wide, business area and individual performance.

Competitive Benchmarking

Each year, competitive compensation levels are established through the use of market data provided by third party surveys and public disclosures by relevant comparator companies. These comparator companies include: both public and private asset managers; insurance companies; other financial services organizations; and other general industry companies, as appropriate. The data sources for the analysis are obtained from two independent compensation survey providers. These market analyses include base salary, annual cash awards and long-term awards. Based on the competitive market data, compensation guidelines are established for each position. These guidelines provide information on the 25th, 50th (median) and 75th percentile pay levels in the competitive market.

Company Performance

The actual amount of total funding recommended for the Annual Cash Award and LTPP Award for all employees is dependent on overall company performance of TIAA, as determined by the Committee. The Corporate Scorecard is the key measure of certain company performance indicators. Subject to affordability, when Corporate Scorecard performance is at target, the overall recommended funding for variable compensation awards is intended to approximate the competitive median. When Scorecard performance is below target, overall recommended funding will generally be below the competitive median; similarly, when Scorecard performance exceeds target, overall recommended funding may be above the competitive median.

Determining Incentive Compensation Allocation—Annual and Long-Term Incentives

Overall variable compensation funding is established with reference to company performance at TIAA against the Corporate Scorecard and is ultimately subject to a discretionary adjustment based on the judgment of the Committee regarding affordability, and to ensure appropriate alignment with the interests of participants.

TIAA executive management allocates the combined variable compensation pool to business and support areas, based on their relative contributions to TIAA’s overall performance.

Determining Individual Compensation Levels

Executives

Individual compensation levels for executives are determined based on overall company-wide, business area and individual performance and is subject to funding availability as described above in “Company Performance.” Within the approved funding levels, executives whose performance exceeds expectations will generally receive total compensation above the competitive median of their compensation guideline; executives whose performance meets expectations will receive total compensation comparable to the competitive median of their guideline; and executives with below-expectation performance will receive total compensation below the competitive median of their guideline.

Base Salary

TIAA does not typically grant regular, annual base salary increases to executives. Instead, increases to base salary are awarded when necessary to address significant changes in the external competitive market for a given position, to recognize an executive for assuming significant additional responsibilities, or to achieve an appropriate competitive level due to a promotion to a more senior position.

Annual Cash Award and Long Term Performance Plan Award

In determining the amount of an executive’s variable compensation—the Annual Cash Award and the LTPP Award—TIAA uses the market-based compensation guidelines described above. Within those guidelines, TIAA considers the overall funding available for variable compensation awards and the executive’s performance. TIAA does not employ the use of incentive target percentages for the annual or long-term award, and does not use any formula-based approach in determining individual awards. Rather, discretion is exercised in determining the overall total compensation to be awarded to the executive. Once Total Compensation level is established, the mix of cash bonus and LTPP award for each employee is determined based on a scale applicable to all employees. As a result, the amounts delivered in the form of an Annual Cash Award and in the form of a LTPP Award are designed to work together in conjunction with base salary to deliver an appropriate total compensation level to the executive.

TIAA believes that the discretionary design of its variable compensation programs support its overall compensation objectives by allowing for significant differentiation of pay based on performance; by providing the flexibility necessary to ensure that pay packages for the executive group are competitive relative to the external market; and by providing TIAA with the ability to deliver compensation in a manner that is linked to results that benefit TIAA’s participants as well as being internally equitable and appropriately reflecting the contributions of each executive to the short- and long-term success of the organization.

The Annual Compensation Process

The Committee reviews the benchmarking and performance results presented by management in determining the appropriate aggregate compensation levels for the performance year. In conducting its review, the Committee considers quantitative performance results (including the Corporate Scorecard results), the overall need of the organization to attract, retain and incent the executive team, and the total cost of compensation programs. Following the Committee’s decisions on overall funding levels, TIAA management determines the appropriate individual compensation levels for executives.

Compensation in the Last Fiscal Year

Summary Compensation Table*

For the Years Ended December 31, 2008 and 2007

Name and Principal Position	Year	Salary ($)[1]	Bonus ($)[2]	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)[3]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Benham, Bret L. [4] Former Chairman, President and CEO	2008	94,192	—	—	—	42,261	—	223,365	359,818
	2007	105,114	160,923	—	—	87,927	—	22,230	376,194

Jones, Eric T. Chairman, President and CEO	2008	22,196	27,586	—	—	—	—	3,995	53,777
	2007	19,025	51,710	—	—	—	—	2,568	73,303

Dougherty, Linda Vice President and CFO	2008	1,273	800	—	—	275	—	255	2,603
	2007	6,619	5,977	—	—	2,428	—	1,469	16,493

Rupp, Dennis Director, Insurance Wholesaling	2008	133,791	42,940	—	—	13,244	—	24,082	214,057
	2007	120,797	62,900	—	—	22,100	—	20,857	226,654

Maynard, Steven J. VP, Insurance & Advisory Prod	2008	103,021	27,163	—	—	6,719	—	15,453	152,356
	2007	90,445	43,820	—	—	—	—	13,567	147,832

Steinberg, Stephen A. VP, Actuary	2008	96,838	41,404	—	—	—	—	14,526	152,768
	2007	96,309	48,287	—	—	24,808	—	13,545	182,949

*	Amounts represent the executives’ compensation allocated to TIAA-CREF Life.
[1]	The amounts shown represent the base salary earnings for the 2008 and 2007 calendar years and are not reduced to reflect elections for tax-qualified benefits or to defer compensation.
[2]	The amounts shown represent annual cash awards earned for the 2008 and 2007 performance cycles, payable in the following year under the TIAA’s Annual Cash Award program.
[3]	The amounts shown represent the payout made in 2008 based on the performance unit value of $1,518 for previous grants that vested in 2008.
[4]	Mr. Benham resigned as Chairman, President and CEO of the TIAA-CREF Life as of August 19, 2008. All Other compensation for 2008 includes payments made in connection with the termination from TIAA.

Non-Qualified Contribution and Other Deferred Compensation Plans

As of Year Ended December 31, 2008

Name and Principal Position	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals Distribution ($)	Aggregate Balance at Last FYE ($)

Benham, Bret L. Former Chairman, President and CEO	—	1,006	(296)	—	710

Jones, Eric T. Chairman, President and CEO	—	844	—	—	844

Dougherty, Linda Vice President and CFO	35	—	(65)	—	142

Steinberg, Stephen A. VP, Actuary	—	—	—	—	—

Rupp, Dennis Director, Insurance Wholesaling	—	—	—	—	—

Maynard, Steven J. VP, Insurance & Advisory Product	—	—	—	—	—

Contributions consist of executive contributions to the Excess Plan and TIAA-CREF Life’s allocation of TIAA’s contributions to the Equalization Plan, of which each plan is described above under Company-Sponsored Benefit Plans.

Payments and Benefits Triggered by Termination

Named Executive Officers. The amount of compensation (if any) that is payable to the Named Executive Officers upon termination of employment depends on the nature and circumstances under which employment is ended. All such Named Executive Officers are entitled to severance benefits under the Severance Plan under the same terms as are applicable to all TIAA employees.

Resignation by the Executive. If a Named Executive Officer voluntarily resigns from TIAA, no Annual Cash Award is payable and no amounts under the LTPP will be payable unless the Named Executive Officer meets the retirement requirements under that plan at the time of termination. The Named Executive Officer may be entitled to receive benefits from the TIAA Retirement Plan and the Retirement Equalization Plan to the extent those benefits have been earned under the provisions of the plan and he or she has met the vesting requirements of the plan. In addition, the Named Executive Officer would be entitled to receive any amounts voluntarily deferred (and the earnings thereon) under the TIAA 401(k) Plan and the TIAA 401(k) Excess Plan.

Termination by TIAA Meeting Severance Plan Eligibility. If a Named Executive Officer’s employment is involuntarily terminated by TIAA under circumstances that meet the eligibility provisions of the TIAA’s Severance Plan (generally an involuntary termination due to their position being eliminated or relocated or a change in their job duties due to company reorganization), described in the “Compensation Discussion and Analysis” section, he or she will be entitled to receive the following:

•	Earned and vested amounts under the TIAA Retirement Plan and the Retirement Equalization Plan.

•	Deferred amounts (and earnings) under the TIAA 401(k) Plan and the TIAA 401(k) Excess Plan.

•	Severance benefits based on salary and years of service.

•

A payment based on the Named Executive Officer’s last Annual Cash Award payment and his or her Termination Date. If the Termination Date occurs before Annual Cash Awards have been paid for the prior year, the amount of payment will be equal to 100% of the last Annual Cash Award that the Named Executive Officer was actually paid, plus 75% of the amount of the last paid Annual Cash Award, prorated based on completed months of service from January 1 of the year of termination through his or her Termination Date. If the Termination Date occurs after the Annual Cash Awards have been paid for the prior year, the executive will receive 75% of the last Annual Cash Award that he or she was actually paid, prorated based on completed months of service from January 1 of the year of termination through his or her Termination Date.

•	For LTPP Awards granted, the award will continue to vest and be paid based on the terms under which the award was granted.

Termination by TIAA Not Meeting Severance Plan Eligibility. If a Named Executive Officer’s employment is involuntarily terminated by TIAA under circumstances that do not meet the eligibility provisions of the Severance Plan, no amounts are generally payable under the plan. In addition, if the Named Executive Officer is terminated for misconduct or other serious infraction of TIAA policy, all LTPP performance units will be forfeited regardless of whether the Named Executive Officer qualifies for retirement under the LTPP. The Named Executive Officer may be entitled to receive benefits from the Retirement Plan and the Retirement Equalization Plan to the extent those benefits have been earned under the provisions of such plans and he or she has met the vesting requirements of such plans. In addition, the Named Executive Officer would be entitled to receive any amounts voluntarily deferred (and the earnings thereon) under the TIAA 401(k) Plan and the TIAA 401(k) Excess Plan.

Change in Control

TIAA has no post-employment compensation programs designed to provide benefits upon the change in control of TIAA. In addition, none of TIAA’s compensation and benefit plans contain provisions for payments in connection with a change in control.

Discussion of Potential Payments Triggered by Termination

The values set forth on the “Payments and Benefits Triggered by Termination” table below list the estimated additional compensation that would have been payable to each of the Named Executive Officers if employment had been terminated as of December 31, 2008 under various scenarios (generally corresponding to those described above).

The Named Executive Officers are generally eligible for benefits under the Severance Plan in the event of an applicable termination. With respect to payments shown for “Severance Plan Eligible” terminations:

•	amounts listed under “Salary” reflect the portion of the Severance Plan benefit that is based on salary level and years of service,

•	amounts listed under “Annual Cash Award” are based on a pro-rata portion of any unpaid bonus attributable to Named Executive Officer’s employment in the year in which such termination occurs, and

•

amounts listed under “Vesting of Previously Granted LTPP Awards” represent the value of previously-granted LTPP awards held by the Named Executive Officers as of December 31, 2008 that become vested due to the termination and which would otherwise have been forfeited upon termination of employment (other than due to death or disability).

In the event of termination due to death or disability, all previously granted LTPP awards held as of December 31, 2008 would vest in accordance with LTPP, as listed in the “Vesting of Previously Granted LTPP Awards” column in the following table.

Payments and Benefits Triggered by Termination*

As of December 31, 2008

Name and Reason for Termination	Vesting of Previously Granted LTPP Awards[4]	Severence		Total
		Salary (2)	Annual Cash Award (3)

Benham, Bret L.[5]
By Executive for Voluntary Resignation	—	—	—	—
By TIAA - Severence Plan Eligible	287,004	42,985	162,611	492,600
By TIAA - Not Severence Plan Eligible	—	—	—	—
Death or Disability (1)	—	—	—	—

Jones, Eric T.
By Executive for Voluntary Resignation	—	—	—	—
By TIAA - Severence Plan Eligible	51,628	5,268	38,782	95,678
By TIAA - Not Severence Plan Eligible	—	—	—	—
Death or Disability (1)	51,628	—	—	51,628

Dougherty, Linda S.
By Executive for Voluntary Resignation	933	—	—	933
By TIAA - Severence Plan Eligible	933	772	768	2,473
By TIAA - Not Severence Plan Eligible	933	—	—	933
Death or Disability (1)	933	—	—	933

Rupp, Dennis
By Executive for Voluntary Resignation	—	—	—	—
By TIAA - Severence Plan Eligible	49,849	27,182	42,330	119,361
By TIAA - Not Severence Plan Eligible	—	—	—	—
Death or Disability (1)	49,849	—	—	49,849

Maynard, Steven J.
By Executive for Voluntary Resignation	—	—	—	—
By TIAA - Severence Plan Eligible	46,467	44,646	32,865	123,978
By TIAA - Not Severence Plan Eligible	—	—	—	—
Death or Disability (1)	46,467	—	—	46,467

Steinberg, Stephen A.
By Executive for Voluntary Resignation	—	—	—	—
By TIAA - Severence Plan Eligible	56,337	22,488	37,401	116,226
By TIAA - Not Severence Plan Eligible	—	—	—	—
Death or Disability (1)	56,337	—	—	56,337

*	Amounts represent the executives’ payments and benefits which would be allocable to TIAA-CREF Life.
[1]	In the event of termination due to death or disability, all previously granted LTPP awards held as of December 31, 2008 would vest in accordance with the LTPP.
[2]	Amounts represent the executives’ portion of the Severance Plan that is based on salary level and years of service.
[3]	“Severance – Annual Cash Award” payments reflect the pro-rated Annual Cash Award payable under the Severance Plan, based on 75% of the prior Annual Cash Award annual cash award paid in February 2008.
[4]

“Vesting of Previously Granted LTPP Awards” reflects the value of previously-granted LTPP awards held by the named officers that are payable following a termination that is (a) Severance Plan eligible or (b) not Severance Plan eligible (not including misconduct), in each case, pursuant to the terms of either the Severance Plan or the LTPP, and which otherwise would have been forfeited upon termination of employment. These values corresponding to Severance Plan eligible terminations represent the unvested portion of LTPP Awards previously granted during the period of 2004 – 2008 and are not increased due to termination (other than any inherent increase in value attributable to the acceleration of a payment).

[5]	Amounts reflect actual severance benefits payable to Mr. Benham in connection with his severance-eligible termination by TIAA on August 19, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Except for the agreements described below, there have been no transactions between TIAA-CREF Life and any related person since January 1, 2008, nor are any such related person transactions currently being contemplated for which disclosure would be required.

TIAA is the sole stockholder of TIAA-CREF Life, and TIAA-CREF Life and TIAA are parties to the following agreements:

Investment Management Agreement

The Investment Management Agreement provides that TIAA serves as investment adviser with respect to our investment portfolio that we maintain in connection with our business as an insurer. Under the Agreement, TIAA provides investment management services as we may request or as we may determine is reasonably necessary for the proper administration of our investment portfolio, and TIAA agrees to maintain sufficient facilities and trained personnel to perform those services. In consideration for the services provided under the Agreement, we agree to pay TIAA each calendar quarter a fee, which will be the cost to TIAA of performing the investment management services under the Agreement and to reimburse TIAA for any expenses relating to the performance of those services.

Amended and Restated Service Agreement

The Amended and Restated Service Agreement provides that TIAA will perform certain administrative and special services for our business operations, including accounting and bookkeeping services, treasury tasks, tax related services, provide operations systems, telecommunications and mail services, data processing services, maintenance of records, files and other information, legal advisory services, corporate secretarial services, actuarial advisory services, personnel services, public relations services, and such other services as we may request from time to time. In addition, the Agreement allows us to use, in our day-to-day operations, certain property, equipment, and facilities of TIAA, including, without limitation, data processing equipment, business property (whether owned or leased), and communication equipment. In consideration for the services provided under the Agreement, we agree to reimburse TIAA each quarter for the cost to TIAA of performing the services under the Agreement, as reasonably and equitably determined to be attributable to us by TIAA, including all direct and directly-allocable expenses, plus a reasonable charge for direct overhead as agreed to by us and TIAA from time to time.

Financial Support Agreement

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

Tax Allocation Agreement

As a subsidiary of TIAA, we are included in TIAA’s consolidated group for U.S. Federal income tax purposes. With respect to tax returns for any taxable period in which we are included in TIAA’s consolidated group, the amount of taxes to be paid by us is determined, subject to some adjustments, as if we filed our own separate tax return. Under the Tax Allocation Agreement, TIAA agrees to prepare, and TIAA Board of Overseers, the sole, collective owner of TIAA, will execute and file, all consolidated returns with respect to the consolidated group. We agree to pay to TIAA an amount equal to the Federal income tax payments that we would be obligated to pay the Federal government if we filed a separate return. TIAA agrees to pay each of its subsidiaries, including us, any reductions in the consolidated group’s Federal income tax liability that are attributable to the tax losses of the subsidiary, and any refund owed to the subsidiary.

Related Person Fees

For the services provided in accordance with the agreements identified above, we incurred $40.5 million in total fees to TIAA during the year ended December 31, 2008.

Transactions with Related Persons Prohibited

The Board of Directors and Executive Officers of TIAA-CREF Life, as employees of TIAA, must adhere to a Corporate Code of Conduct and a Code of Ethics for Senior Financial Officers adopted by TIAA’s Board of Trustees. The policies proscribe activities and transactions where the director’s or executive officer’s private interests interfere with the interests of TIAA, its affiliates and subsidiaries. Under these rules, no director or officer would be permitted to engage in transactions with TIAA for which disclosure is required under SEC rules. Annually, directors and executive officers must submit a form to TIAA’s General Counsel confirming that he or she has received, read and understands the Code of Ethics and has complied with the requirements of the Code; and notify the General Counsel promptly if he or she becomes aware of any existing or potential violation of this Code.

Item 14.	Principal Accounting Fees and Services.

PricewaterhouseCoopers LLP (“PwC”) performs independent audits of the registrant’s financial statements. To maintain auditor independence and avoid even the appearance of conflicts of interest, the registrant, as a policy, does not engage PwC for management advisory or consulting services.

Audit Fees. PwC’s fees for professional services rendered for the audits of the Registrant’s annual financial statements for the years ended December 31, 2008 and 2007 and review of financial statements included in the registrant’s quarterly reports were $902,199 and $300,000, respectively, and these corresponding fees for the TC Life Separate Account and the one subsidiary of TC Life were $145,825 and $176,064, respectively.

Tax Fees. PwC had no tax fees for the years ended December 31, 2008, and 2007.

All Other Fees. Other than as set forth above, there were no additional fees with respect to registrant.

Audit Committee Approval. All of the services and fees described above were approved in advance by the TIAA Audit Committee, as requested by, and on behalf of, TIAA-CREF Life in accordance with the Amended and Restated Service Agreement.

Item 15.	Exhibit, Financial Statement Schedules.

(a)(1) The financial statements as listed in the Index under Part II, Item 8, are filed as part of this report.

(2) Financial Statement Schedules. All schedules have been omitted because they are not required, are not applicable or the information is included in the selected consolidated financial data or notes to consolidated financial statements appearing elsewhere in this report.

(3) The following list of exhibits includes both exhibits submitted with this report and those incorporated by reference to other filings:

Exhibit Number	Description
1.0	Amended and Restated Distribution Agreement for the TIAA-CREF Investment Horizon Annuity Contracts between TIAA-CREF Life Insurance Company and TIAA-CREF Individual & Institutional Services, LLC[4]

3.1	Charter of TIAA-CREF Life Insurance Company[1]

3.2	Bylaws of TIAA-CREF Life Insurance Company[2]

4.1	TIAA-CREF Investment Horizon Annuity Contract[3]

4.2	TIAA-CREF Investment Horizon Annuity Application[2]

10.1	Investment Management Agreement dated December 10, 1996, by and between Teachers Insurance and Annuity Association of America and TIAA Life Insurance Company[2]

10.2	Amended and Restated Service Agreement by and between Teachers Insurance and Annuity Association of America and TIAA-CREF Life Insurance Company dated as of January 1, 1999[2]

10.3	Financial Support Agreement between Teachers Insurance and Annuity Association of America on behalf of TIAA-CREF Life Insurance Company dated November 2, 1998[2]

10.4	Tax Allocation Agreement dated January 1, 1998 by and among TIAA Board of Overseers, Teachers Insurance and Annuity Association of America and the direct and indirect subsidiaries of TIAA listed on Schedule A to the Agreement[2]

10.5	Master Independent Contractor Agreement between Teachers Insurance and Annuity Association of America and McCamish Systems, L.L.C. dated March 4, 2005[2]

14.0	Code of Ethics

24.0	Powers of Attorney [5]

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to the Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, filed December 9, 1998 (File No. 333-61761).
[2]	Incorporated by reference to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, filed June 13, 2008 (File No. 333-149714).
[3]	Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, filed July 18, 2008 (File No. 333-149714).
[4]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed November 13, 2008.
[5]	Incorporated by reference to Post-Effective Amendment No. 4 to the Registration Statement on Form N-6, filed on January 23, 2009 (File Nos. 333-128699 and 811-10393).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

TIAA-CREF LIFE INSURANCE COMPANY

Date: March 27, 2009	By:	/s/ ERIC T. JONES
Eric T. Jones
Chairman, President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC T. JONES	Chairman, President and Chief Executive Officer	March 27, 2009
Eric T. Jones

/s/ LINDA S. DOUGHERTY	Vice President and Chief Financial Officer	March 27, 2009
Linda S. Dougherty

*	Director	March 27, 2009
Elizabeth D. Black

*	Director	March 27, 2009
Sanjeev Handa

*	Director	March 27, 2009
Nancy Heller

*	Director	March 27, 2009
Patrick Kennedy

*	Director	March 27, 2009
Harry I. Klaristenfeld

*	Director	March 27, 2009
Lisa Mancini

*	Director	March 27, 2009
Steven Maynard

*	Director	March 27, 2009
Wayne Williams

* Signed by Edward L. Hancock, Esq. as attorney-in-fact pursuant to a Power of Attorney effective January 22, 2009.

/s/ EDWARD L. HANCOCK
Edward L. Hancock, Esq. Attorney-in-fact